Form 10-Q
period 1995-09-30
DATA DIMENSIONS INC
filed 1995-10-27
CIK 26990

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995

Commission File Number                      0-4748

                           Data Dimensions, Inc.
         (Exact name of registrant as specified in its charter)

Delaware                                                06-0852458
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       Identification no.)

777 - 108th Avenue N.E., Suite 2070, Bellevue, WA            98004
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code     (206) 688-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES    [X]    NO     [ ]

Indicate by check    whether the registrant has filed all documents and
reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.     YES                 NO

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date

Common Stock, $.01 Par Value - 6,904,464 shares as of October 27, 1995


                      PART I - FINANCIAL INFORMATION

                           DATA DIMENSIONS, INC.
                         CONDENSED BALANCE SHEETS
                               (Unaudited)

ASSETS                                September 30,     December 31,
                                         1995               1994
CURRENT ASSETS:
Cash                                    $15,900            $42,100
Accounts receivable, less
allowance for doubtful accounts
of $2,500 in 1995 and 1994              976,100            683,200
Due from officer                              0            123,800
Other assets                             75,800             47,800

Total Current Assets                  1,067,800            896,900

EQUIPMENT, FURNITURE AND LEASEHOLD
IMPROVEMENTS
Computers and equipment                 140,100            120,700
Furniture                                15,800             11,500
Leasehold improvements                   21,500              7,000

                                        177,400            139,200

Less accumulated depreciation            86,100             63,900

EQUIPMENT AND FURNITURE, NET             91,300             75,300

                                     $1,159,100           $972,200

The accompanying notes to the financial statements are an integral part of these balance sheets

                               DATA DIMENSIONS, INC.
                             CONDENSED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)    September 30,       December 31,
                                               1995                1994
CURRENT LIABILITIES:
Accounts payable                             $77,700              $57,600
Accrued compensation                         157,900              196,200
Advances from factor                         514,400              510,500
Advance billing                              802,100              829,100
Dividends payable                             35,000               70,000
Accrued and withheld payroll taxes            80,400              169,800
Accrued expenses                               8,900               55,400
Notes and other payable to officers           85,400              211,000

Total Current Liabilities                  1,761,800            2,099,600

STOCKHOLDERS' (DEFICIT):
Series A Preferred Stock,  $.01 par value;
3,000,000 shares authorized;
none and none shares issued                        0                   0
Common stock,  $.01 par value;
20,000,000 shares authorized;
6,904,464 and 6,515,464 shares issued         69,000              65,200
Capital in excess of par value             1,449,000           1,115,800
Accumulated deficit                       (2,120,800)         (2,308,400)

Total Stockholders' (Deficit)               (602,700)         (1,127,400)

                                          $1,159,100            $972,200

The accompanying notes to the financial statements are an integral part of these balance sheets

                               DATA DIMENSIONS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                           Three Month Period           Nine Month Period
                           Ended September 30,         Ended September 30,
                          1995           1994         1995          1994
REVENUE                $1,524,000      $850,700     $3,912,000    $2,414,000
DIRECT COSTS              860,000       453,200      2,256,000     1,295,100

 Gross Profit             664,000       397,500      1,656,000     1,118,900

GENERAL, ADMINISTRATIVE AND
SELLING EXPENSES          558,000       351,400      1,310,000       925,700

 Income from operations   106,000        46,100        346,000       193,200

INTEREST EXPENSE           50,000        36,300        158,000       111,900

NET INCOME               $ 56,000       $ 9,800       $188,000      $ 81,300

NET INCOME PER SHARE        $0.01          0.00           0.03          0.01

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING      7,464,000     6,515,000      7,424,000     6,515,000


The accompanying notes to the financial statements are an integral part of these statements.

                                DATA DIMENSIONS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash
                                    (Unaudited)

                                               Nine Month Period
                                               Ended September 30,
                                               1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                   $187,600        $81,300
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization                  22,200         11,000
Changes in assets and liabilities:
Accounts receivable                          (292,900)        (8,900)
Other assets                                  (28,000)       (47,700)
Advance billings                              (27,000)       341,200
Accounts payable                               20,100          7,900
Accrued compensation                          (38,300)        56,500
Accrued and withheld payroll taxes            (89,400)       (94,100)
Accrued expenses                              (46,500)       (17,300)

Net Cash Provided by (Used in) Operating
Activities                                   (292,200)       329,900

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment and furniture          (23,700)       (47,200)
Leasehold improvements                        (14,500)             0
Due from officer                              123,800              0

Net Cash Provided by (Used in) Investing
Activities                                     85,600        (47,200)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes and other payables
to officers                                  (125,600)             0
Payments on notes payable to officer                0       (300,000)
Increase in advances from factor                3,900        (55,600)
Issuance of common stock                      337,100            500
Dividend payment                              (35,000)             0

Net Cash Provided by (Used in)
Financing Activities                          180,400       (355,100)

NET CHANGE IN CASH                            (26,200)       (72,400)

CASH, beginning of year                        42,100         41,000

CASH, September 30, 1995 and
September 30, 1994                            $15,900       ($31,400)


The accompanying notes to the financial statements are an integral part of these statements.


                                 DATA DIMENSIONS, INC.
                        NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

	The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine month periods ended September 30, 1995 and September 30, 1994 and cash flows for the nine month periods ended September 30, 1995 and September 30, 1994. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1994.

NOTE 2:  ACCOUNTING POLICIES
	Reference is made to Note l of Notes to Financial Statements in the Company's Annual Report on Form 10K for the summary of significant accounting policies.

                 Management's Discussion and Analysis
            of Financial Condition and Results of Operations
                           September 30, 1995


Liquidity and Capital Commitments

	The Company's ability to generate cash adequate for its needs is dependent upon revenue derived from its software and Millennium services business, a bank line of credit and other debt or equity financing. Working capital on September 30, 1995 was ($694,000) compared with ($1,202,700) on December
31, 1994.

  The Company had borrowings of $514,400 on a Factoring Agreement with a bank at September 30, 1995. On June 13, 1995, the Company entered into a more favorable factoring agreement with its current factor. Borrowings are limited to 90% of receivable purchased by the bank. A 10% reserve is established upon the purchase of the receivable. The agreement is secured by all Company assets. Borrowings under the line bear interest equal to 2% per month of the average daily account balance outstanding during the applicable reconciliation period (month end). There are no other fees. The financing fee is deducted at the end of the month from the established 10% reserve.

  During the month of August 1995, the Company raised $300,000 from a private placement of 300,000 shares of Common Stock. Proceeds from the issuance of the shares were used for the Company's general working capital needs.

	The Company has no material commitments for capital expenditures nor does it anticipate entering into any such commitments in 1995. Management believes the Company's present banking and financing arrangements are adequate for its anticipated level of operations. However, management is also continuing to explore alternatives in borrowing arrangements in order to reduce cost of borrowing.

	At September 30, 1995, the Company's backlog of services to be performed amounted to $5,650,000. The stated backlog is not necessarily indicative of the Company's sales for future periods nor is a backlog any insurance that the Company will realize a profit from fulfilling client contracts. The
Company expects to render the services on it's backlog by increasing consultant personnel. Management anticipates that with increased revenue over 1994 and by increasing operating efficiency the Company's working capital deficit will be reduced during the balance of 1995.

Results of Operations

	Revenue for the three months ended September 30, 1995 was $1,524,000 up 79%
when compared with $850,700 for the three months ended September 30, 1994.
Gross profit increased by $266,500 or 67% to $664,000 for the three months ended September 30, 1995 from $397,500 for the same period in 1994.  Revenue for the nine months ended September 30, 1995 was $3,912,000 up 62% when compared with $2,414,000 for the nine months ended September 30, 1994.  Gross profit increased by $537,100 or 48% to $1,656,000 for the nine months ended
September 30, 1995 from $1,118,900 for the same period in 1994.  The net increase in gross profit for the three and nine month periods ended September
30, 1995 was due to an increase in demand for the Company's millennium services.

	General, administrative and sales expenses increased by $206,000 or 58% to $558,000 during the three months ended September 30, 1995 when compared to the same period in 1994 and increased by $384,300 or 42% to $1,310,000 during the nine months ended September 30, 1995 when compared to the same period in 1994. Because of increased business, administrative expenses were higher in the three months and nine months ended September 30, 1995, due to the hiring of employees needed to further strengthen financial controls, sales and operations management. During the quarter ended September 30, 1995, the Company reorganized the operations into three regions and added three
Regional Vice Presidents in order to manage the current and continued growth.

 Interest expense increased during the three and nine months ended September 30, 1995 by $13,700 and $46,400, respectively, due to higher borrowings to support the Company's growth.

 The Company reported a net income of $56,000 for the three months ended September 30, 1995 compared with a net income of $9,800 for the same period in 1994 and a net income of $188,000 for the nine months ended September 30, 1995 compared with a net income of $81,300 for the same period in 1994.

PART II - OTHER INFORMATION



ITEM 5 -  OTHER INFORMATION

 During August 1995, the Company closed financing on $300,000 raised pursuant to a Private Placement of 300,000 shares of Common Stock.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

 There were no reports on Form 8-K filed during the quarter ended September 30, 1995. The exhibits filed as a part of this report are listed below.


Exhibit No.

11. - Calculations of Net Income Per Share.

                             DATA DIMENSIONS, INC.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               Data Dimensions, Inc.
                                               (Registrant)




October 27, 1995                                /s/ Larry W. Martin
Date                                        by: Larry W. Martin, President
                                                Chief Executive Officer




October 27, 1995                                /s/ William H. Parsons
Date	                                 						by:	William H. Parsons, CFO
								                                        Principal Financial and
                                                Accounting Officer