Form 10-Q/A
period 1995-09-30
DATA DIMENSIONS INC
filed 1995-11-28
CIK 26990

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

27. - Financial Data Schedule.

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




November 28, 1995                                /s/ Larry W. Martin
Date                                        by: Larry W. Martin, President
                                                Chief Executive Officer




November 28, 1995                                /s/ William H. Parsons
Date	                                 						by:	William H. Parsons, CFO
								                                        Principal Financial and
                                                Accounting Officer