Form 10KSB40
period 1995-12-31
DATA DIMENSIONS INC
filed 1996-03-29
CIK 26990

______________________________________________________________________________
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

                              __________________________

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1995
                                          OR
               [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ___________

                            Commission file number 0-4748

                                DATA DIMENSIONS, INC.
             (Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                           06-0852458
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification Number)


                               777 - 108TH AVENUE N.E.
                              BELLEVUE, WASHINGTON 98004
                                    (206) 688-1000
            (Address and Telephone Number of Principal Executive Offices)


         Securities registered under Section 12(b) of the Exchange Act:  NONE


            Securities registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, PAR VALUE $.01 PER SHARE
                                   (Title of Class)
                         ____________________________________

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 1995 were $6,231,600.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 27, 1996 was approximately $6.40.

      As of March 18, 1996, there were 7,050,481 shares of Common Stock, par value $.01 per share, outstanding.

      This is page 1 of 33 pages. The index to exhibits appears on page 30 of this document.

_______________________________________________________________________________

                                       PART I.

ITEM 1.      DESCRIPTION OF BUSINESS

      THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS."

INTRODUCTION

      Data Dimensions, Inc. ("Data Dimensions" or the "Company") provides high quality knowledge-based and tool-assisted millennium consulting services. The Company's millennium consulting services are based on its proprietary millennium consulting methodology (the "Millennium Methodology"). This methodology consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond. Data Dimensions began providing millennium consulting services in 1991 and has specialized in this service since 1993. The Company's clients consist primarily of large business organizations, including insurance companies, financial institutions, healthcare providers and public utilities. The Company was incorporated under Delaware law in 1968.

      Data Dimension's experience in analyzing and resolving the millennium problems of business organizations is incorporated in the Millennium Methodology, which enables the Company to develop customized solutions to a client's specific millennium problems. Through the application of the Millennium Methodology, the Company is able to identify, evaluate and select specific software tools that would be most effective in assisting the client with the millennium update process. In addition, during this process the Company gains knowledge about all areas of the client's computer systems, positioning it to provide a broad range of computer consulting services not related to the millennium problem.

INDUSTRY BACKGROUND

      THE MILLENNIUM PROBLEM. For several decades, computer programs and programmers have encoded years using a two-digit format (e.g., "96" for "1996"). Many of the computer programs using two-digit date codes to perform computations or decision-making functions will fail due to an inability to properly interpret dates in the 21st century. For example, some computers will misinterpret "00" to mean the year 1900 rather than 2000. These "date-dependent" programs are prevalent in the computer systems used by many companies, including the following systems:

             SOFTWARE. Software applications that may be affected by the millennium problem include those performing interest computations, actuarial determinations, financial forecasting and scheduling, human resource planning and inventory maintenance. Moreover, any change made to applications software may require a corresponding change to the data used by that software, which can involve analysis of millions of lines of records contained in an organization's database. In addition, the software portion of an operating system, as well as any of the utilities used by the operating system, such as sorts, communications and language processing, may contain date-dependent programs.

             HARDWARE. Date-dependent functions are routinely incorporated into hardware systems. For example, computer chips found in the operating systems utilized by PCs and mainframes generally


                                                          Page 2 of 33 pages
      include date processing functions. Additionally, the operating systems of some older mainframes will be rendered inoperable due to their inability to interpret dates for the year 2000.

             EMBEDDED SYSTEMS. Date-dependent programs are often embedded in devices typically not associated with an organization's computers, such as its security, power control, automated conveyor and telephone systems. In addition, such programs are found in many automated teller machines.

      Because of the extensive automation within most large organizations, resolving the millennium problem may be essential for continuation of critical business functions. In addition to problems arising in its own systems, an organization may be indirectly affected by the date-dependent computer programs and databases used by other organizations. For example, an organization's vendors may have software applications that are directly integrated with the organization's information processing applications and job-streams.

      THE MILLENNIUM CONSULTING MARKET. The world-wide cost of resolving the millennium problem is estimated to exceed several billion dollars over the next four years. The millennium consulting market consists of those aspects of the millennium problem that cannot be resolved by in-house information services personnel. The Company believes most organizations will initially attempt to resolve the millennium problem internally. However, due to budget constraints, as well as limitations on resources and expertise, the Company believes it is likely that a substantial portion of the millennium update process will be outsourced to consulting firms such as Data Dimensions.

THE DATA DIMENSIONS APPROACH

      As part of Data Dimensions' "total solutions" approach, the Millennium Methodology is designed to resolve all aspects of a client's millennium problem. The Company performs a complete evaluation of the client's entire information system, including its applications software, systems software and hardware, and also identifies devices used by a client which contain embedded systems potentially affected by the millennium problem. In addition, the Company interfaces with a client's software vendors to determine the extent to which those vendors are taking responsibility for updating their products, analyzes the millennium problems of the client's vendors and the impact that the client's millennium conversion may have on its customers, vendors and regulators.

      The Company has established relationships with a number of different software tool developers and vendors in the millennium consulting industry, but is not contractually or otherwise affiliated with any particular software tool vendor. These relationships enable the Company to increase its knowledge concerning the millennium problem and keep abreast of related technical developments that might benefit its clients. In addition, the Company's independence from a particular vendor allows it to offer clients an objective assessment of the strengths and weaknesses of the various software tools currently on the market, and to choose those tools that are best suited for the client's specific millennium conversion requirements.

STRATEGY

      The Company's objective is to expand its position in the computer consulting industry by providing its clients with high quality knowledge-based, tool-assisted computer consulting services, specializing in millennium consulting services. The Company's strategy includes the following key elements:



                                                            Page 3 of 33 pages

             FOCUS ON SPECIFIC INDUSTRIES. The Company will continue to concentrate its resources on business organizations that process large volumes of automated transactions involving date computations, such as insurance companies, financial institutions, healthcare providers and public utilities. The Company believes that these organizations are most likely to be aware of and affected by the millennium problem and are also able to commit substantial resources to finding a solution.

             EXPAND DOMESTIC COVERAGE. The Company intends to open several new sales and consulting offices in various cities throughout the United States to enhance its accessibility and responsiveness to clients. The Company also will increase the size of its direct sales force and technical staff to meet anticipated market growth.

             REFINE MILLENNIUM METHODOLOGY. The Company's strategy is to continuously update and refine the Millennium Methodology to incorporate the Company's expanding knowledge base. As part of this process, the Company will continue to test proprietary software tools which are specifically designed to address the unique millennium problems of each of its clients.

             EXPAND INTERNATIONAL COVERAGE. The Company will continue to pursue strategic opportunities to expand its international presence by licensing the Millennium Methodology to leading computer consulting firms in specifically targeted countries in Europe and the Pacific Rim. The Company believes that these licensing arrangements provide potential for growth in new markets, enable the Company to service multinational clients and increase market awareness of the Company's services.

In addition, as more clients enter the implementation phase of the millennium conversion process, the Company plans to establish regional and international production facilities where code and data conversion will be completed.

      The Company intends to use the knowledge and relationships obtained through its millennium consulting services to implement a long-term strategy of providing a full line of computer consulting services to its current and future customers. The Company believes that demand for millennium consulting services will diminish after the year 2000 and intends to mitigate this by positioning itself to provide computer consulting services for projects not related to the millennium problem. For example, clients may require expansion of data fields for zip-codes, branch information and currency fields. Although the Company anticipates that substantially all of its resources will be devoted to millennium consulting services for the next several years, the amount of resources devoted to non-millennium consulting is expected to increase as the year 2000 approaches.

COMPANY SERVICES

      THE MILLENNIUM CONSULTING SERVICE. The Company's millennium consulting service is based on the Millennium Methodology, which consists of three separate phases: planning, pilot and implementation. These phases are offered either individually or together as part of the Company's "total-solutions" approach to resolving a client's millennium problems.

             PLANNING PHASE. Working with a task force composed of a client's information service professionals, finance personnel and key users, the Company takes an inventory of the client's entire applications software portfolio, identifies date-dependent applications and determines the earliest point in the future that these applications will fail. The Company also identifies computer hardware and embedded systems that may be affected by the millennium problem and analyzes the impact of



                                                            Page 4 of 33 pages
      millennium conversion on the client's date-sensitive products, vendor relationships and regulatory environment. Based on this inventory and analysis, the Company determines which design modifications, code revisions and other measures are needed and prepares an initial cost estimate.

             PILOT PHASE. In this phase, the Company tests various software tools on a sample of the applications software identified in the planning phase to determine which tools are best suited to automate or assist with the actual conversion process and to create a stable environment for that process. The Company tests tools already owned by the client, tools currently available in the millennium consulting market and tools developed by the Company specifically for the client. The Company also offers training in the use of these tools for the client's information services personnel.

             IMPLEMENTATION PHASE. Implementation involves the actual conversion of the code and data contained in a client's operating systems, applications software and related databases in accordance with the specifications determined in the previous phases. During this phase, the Company modifies the code, creates programs to change the data and builds bridges between changed data and unchanged code. All of this is "unit tested" to ensure that specific functions continue to perform, "string tested" to ensure that all program components required in a process function together and "system tested" to ensure that system functions within an application are working properly and data bridges are performing correctly. The Company then moves the changed code into the production environment and physically changes the data. Finally, the Company monitors the conversion for a period of time sufficient to confirm that the conversion was successful.

      TOOL ASSESSMENT. In conjunction with its millennium consulting services, the Company evaluates, analyzes and selects software tools designed to automate or assist with each phase of its millennium consulting service. The Company maintains working relationships with many software tool developers and vendors involved in the millennium conversion business. The Company maintains these relationships to increase its knowledge of the millennium problem and to stay abreast of technical developments. As a result, the Company is able to objectively evaluate the strengths and weaknesses of the various software tools currently on the market. The Company offers tool assessment as part of each phase of the millennium conversion process and as a separate service.

      KNOWLEDGE-BASED, TOOL-ASSISTED CONSULTING. Although the Company currently generates substantially all of its revenue from its millennium consulting services, the Company intends to develop a broad range of knowledge-based, tool-assisted consulting services not related to the millennium problem. The Company believes that its clients will delay certain data processing projects unrelated to the millennium problem while their millennium problems are being resolved. In providing its millennium consulting services, the Company obtains an in-depth understanding of a client's computer systems and business. The Company believes that, as a result of its client-specific knowledge base and its experience in tool-assisted consulting, it will be well-positioned to take advantage of the anticipated backlog of data processing projects which are not related to the millennium problem.

SALES AND MARKETING

      The Company's marketing strategy is to maintain an image as a provider of high quality computer consulting services. The Company focuses its marketing efforts primarily on large business organizations including insurance companies, financial institutions, healthcare providers and public utilities.



                                                          Page 5 of 33 pages

      As part of its marketing strategy, the Company strives to be one of the leading sources of reliable information on the millennium problem and millennium consulting industry. To implement this strategy, the Company distributes its quarterly MILLENNIUM JOURNAL to over 10,000 information service professionals within its target market. In addition, the Company's employees frequently participate in technical roundtables and conferences, thus increasing the Company's industry presence and name recognition. Finally, the Company believes that its international licensing arrangements will increase market awareness of its services and allow it to attract multinational clients.

      The Company currently maintains a direct sales force and a network of independent sales representatives to market its millennium consulting services. The Company relies on its sales force and independent sales representatives to generate new clients as well as to pursue potential leads. To this end, the Company's sales force and representatives are encouraged to engage in direct marketing techniques including visits to businesses within the Company's target market. In addition, the sales force and representatives respond to requests for proposals, follow up on client referrals and pursue leads resulting from technical roundtables and conferences.

      The Company carefully selects and reviews the members of its sales force and sales representatives. These parties generally enter into agreements with the Company that govern the terms under which they market the Company's services. Such agreements define an approved territory and typically contain one-year terms.

CLIENTS

      The Company's clients consist primarily of business organizations that process large volumes of automated transactions involving date computations, such as insurance companies, financial institutions, healthcare providers and public utilities.

      During 1995, the Company provided services to approximately 50 clients. During 1995, the Company's largest client, Kaiser Permanente, accounted for approximately $1,763,000, or 28% of revenue. The Company's three largest clients in 1995 accounted for approximately 44% of revenue and the Company's ten largest clients in 1995 accounted for approximately 72% of revenue.

INTELLECTUAL PROPERTY

      The Company's intellectual property primarily consists of the Millennium Methodology. The Company does not have any patents and relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect its ownership of the Millennium Methodology. The Company generally enters into non-disclosure and confidentiality agreements with its employees, independent sales representatives, licensees and clients. Despite these precautions, it may be possible for an unauthorized third party to replicate the Millennium Methodology or to obtain and use information that the Company regards as proprietary.

      The Company has licensed the use of the Millennium Methodology to four computer consulting firms located in Canada, the United Kingdom, Finland and Israel. Although the Company's license agreements with these consulting firms contain confidentiality and non-disclosure provisions, there can be no assurance that the licensee will take adequate precautions to protect the Millennium Methodology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the means used by the Company to protect the Millennium



                                                          Page 6 of 33 pages

Methodology will be adequate or that the Company's competitors will not independently develop substantially similar or superior methodologies.

      As the number of competitors providing millennium consulting services increases, overlapping methodologies used in such services will become more likely. Although the Millennium Methodology has never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to, and diversion of effort by, the Company. Any infringement claim or litigation against the Company could, therefore, materially and adversely affect the Company's business, operating results and financial condition.

COMPETITION

      The market for millennium consulting services is highly competitive and will become increasingly competitive as the year 2000 approaches. The primary competitive factors in the millennium consulting industry are price, service, and, most importantly, the expertise and experience of the personnel provided to clients and the ability of such personnel to provide the skills and knowledge necessary to solve data processing problems. The Company believes that its "total solutions" approach to the millennium problem and its experience in providing millennium consulting services distinguish its services from those of its competitors.

      The principal competitors within the millennium consulting industry are ISSC (a subsidiary of IBM), a joint venture between Coopers & Lybrand and Viasoft, Inc., Computer Horizons Corp. and Cap Gemini America, Inc. Some of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the millennium consulting industry. As a result, there can be no assurance that one of the Company's competitors will not develop a millennium consulting methodology which achieves greater market acceptance than the Millennium Methodology.

EMPLOYEES

      As of January 31, 1996, the Company employed 82 full-time employees, including 59 technical consultants, six employees in direct sales and 17 employees in administration and support. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.


ITEM 2.     DESCRIPTION OF PROPERTY

      The Company maintains its headquarters in a leased facility in Bellevue, Washington. The lease on this space will expire in June, 1997. In addition, the Company maintains leased office space for its direct sales personnel located in Walnut Creek, California; Joliet, Illinois; Wayland, Massachusetts; Dallas, Texas; and Oxford, United Kingdom. Other than the lease for the Company's headquarters, none of the Company's leases have terms in excess of one year.
The Company believes its facilities are in good condition.


                                                         Page 7 of 33 pages

ITEM 3.      LEGAL PROCEEDINGS

      As of March 26, 1996, there were no material pending legal proceedings to which the Company was a party.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1995.


                                       PART II.

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company filed a Registration Statement on Form SB-2 (Reg No. 333-
841) with the U.S. Securities and Exchange Commission (the "SEC") on February 9, 1996 (as amended by Amendment No. 1 filed with the SEC on March 20, 1996, the "Registration Statement") in connection with an underwritten public offering (the "Offering") of the Company's common stock, par value $.001 per share (the "New Common Stock"). In addition, at a special stockholders' meeting held on February 16, 1996, the Company's stockholders approved a reverse stock split of the Common Stock, effective upon completion of the Offering, pursuant to which stockholders will receive one share of New Common Stock for each three shares of Common Stock held immediately prior to the completion of the Offering. The information regarding the Common Stock set forth in this Item 5 assumes that the reverse stock split has been completed.

      The Company's Common Stock is quoted on the over-the-counter market under the symbol "DDIM." The Company has applied to have the Common Stock listed on the Nasdaq National Market System under the symbol "DDIM" effective upon the closing of the Offering.

      The stock prices listed below represent the high and low closing bid prices of the Common Stock, as reported in Bloomberg Financial Market Commodities News, a service of Bloomberg L.P., for each fiscal quarter beginning with the first fiscal quarter of 1994.



                                                              HIGH    LOW
                                                             ------  -----

FISCAL YEAR 1994:
    First quarter ended March 31, 1994...................... $  .75  $ .38
    Second quarter ended June 30, 1994......................   2.25    .75
    Third quarter ended September 30, 1994..................   3.00   2.25
    Fourth quarter ended December 31, 1994..................   2.63   1.50

FISCAL YEAR 1995:
    First quarter ended March 31, 1995......................   2.63   1.88
    Second quarter ended June 30, 1995......................   6.75   2.54
    Third quarter ended September 30, 1995..................   4.88   2.25
    Fourth quarter ended December 31, 1995..................  10.50   4.31

FISCAL YEAR 1996:
    First quarter ended March 31, 1996
    (through March 18, 1996)................................  16.50   3.38


                                                           Page 8 of 33 pages

      On March 18, 1996, the closing bid price of the Common Stock on the over-the-counter market was $16.50 per share. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 18, 1996, there were approximately 741 holders of record of the Company's Common Stock.

      The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, for use in its business and to support growth and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS.

      THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHERS (I) THE POTENTIAL EXTENT OF THE MILLENNIUM PROBLEM AND THE ANTICIPATED GROWTH IN THE MILLENNIUM CONSULTING MARKET; (II) ANTICIPATED TRENDS IN THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING EXPECTED CHANGES IN THE COMPANY'S GROSS MARGIN AND GENERAL, ADMINISTRATIVE AND SELLING EXPENSES); (III) THE ABILITY OF THE COMPANY TO DECREASE ITS RELIANCE ON ACCOUNTS RECEIVABLE FACTORING AND TO RELY ON CASH GENERATED FROM OPERATIONS AND THE PROCEEDS OF THE OFFERING TO FINANCE ITS WORKING CAPITAL REQUIREMENTS; (IV) THE COMPANY'S BUSINESS STRATEGY FOR EXPANDING ITS PRESENCE IN THE COMPUTER CONSULTING INDUSTRY (INCLUDING OPENING NEW SALES OFFICES, UPDATING ITS MILLENNIUM CONSULTING METHODOLOGY, EXPANDING ITS LICENSING ARRANGEMENTS AND POSITIONING ITSELF FOR NON-MILLENNIUM AND POST-2000 MARKETS); AND (V) THE COMPANY'S ABILITY TO DISTINGUISH ITSELF FROM ITS CURRENT AND FUTURE COMPETITORS.

      THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS TO CONSIDER IN EVALUATING SUCH FORWARD-LOOKING STATEMENTS INCLUDE (I) THE SHORTAGE OF RELIABLE MARKET DATA REGARDING THE MILLENNIUM CONSULTING MARKET; (II) CHANGES IN EXTERNAL COMPETITIVE MARKET FACTORS OR IN THE COMPANY'S INTERNAL BUDGETING PROCESS WHICH MIGHT IMPACT TRENDS IN THE COMPANY'S RESULTS OF OPERATIONS; (III) UNANTICIPATED WORKING CAPITAL OR OTHER CASH REQUIREMENTS; (IV) CHANGES IN THE COMPANY'S BUSINESS STRATEGY OR AN INABILITY TO EXECUTE ITS STRATEGY DUE TO UNANTICIPATED CHANGES IN THE MILLENNIUM CONSULTING MARKET; AND (V) VARIOUS COMPETITIVE FACTORS THAT MAY PREVENT THE COMPANY FROM COMPETING SUCCESSFULLY IN THE MARKETPLACE. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB WILL IN FACT TRANSPIRE.

OVERVIEW

      Data Dimensions provides high quality knowledge-based and tool-assisted millennium consulting services. The Company's millennium consulting services are based on its proprietary millennium consulting methodology. This methodology consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond. Data Dimensions began providing millennium consulting services in 1991 and has specialized in this service since 1993. The Company's clients consist primarily of large business organizations, including insurance companies, financial institutions, healthcare providers and public utilities.


                                                          Page 9 of 33 pages

      The Company markets its services domestically through six direct salespeople and five independent sales representatives. Approximately 50% of the Company's revenue in 1995 was attributable to direct sales and approximately 44% was attributable to the Company's independent sales representatives. Internationally, the Company has licensed the right to use its millennium consulting methodology to four computer consulting firms located in Canada, the United Kingdom, Finland and Israel. Approximately 6% of the Company's revenue in 1995 consisted of royalty and license fees pursuant to license agreements with these consulting firms. The Company intends to pursue the growing international market by establishing additional licensing relationships and has transferred an employee to the United Kingdom to develop and manage these relationships. However, the Company's ability to increase its international license arrangements will depend on the development of, and the amount of competition in, the international market. In addition, as more clients enter the implementation phase of the millennium conversion process, the Company plans to establish regional and international production facilities, where code and data conversion will be completed.

      The Company's revenue consists of billable hours for services rendered by its technical consultants multiplied by contract rates and is recognized at the time services are performed. The Company also receives royalty income from its licensees, which is recognized as services are rendered by the licensee. The Company currently generates substantially all of its revenue from, and devotes substantially all of its resources to, its millennium consulting services, and it expects to continue to do so for the next several years. Although the Company believes that demand for certain millennium consulting services will continue after the year 2000, this demand is likely to diminish significantly. Therefore, beginning in approximately 1998, the Company plans to pursue opportunities in the computer consulting market that are not related to the millennium problem and to develop services to take advantage of those opportunities. The Company intends to use the knowledge obtained in providing its millennium consulting services to address other computer consulting needs of its clients, but there can be no assurance that there will be a market for the Company's computer consulting services after the year 2000 or, if there is a market for the Company's services, that the Company will develop those services sufficiently to compete in that market. The failure to diversify and develop computer consulting services required after the year 2000 could materially and adversely affect the Company's business, operating results and financial condition.

      Direct costs consist primarily of salaries, benefits and unreimbursed travel expenses directly related to consulting services rendered by the Company. Additionally, since the sales staff is compensated solely based on a percentage of revenue, commissions earned are included in direct costs.

      Gross margin depends primarily on the productivity of the Company's technical staff. Productivity is based on the number of billable staff and their billing rate, the number of working days in a period and the number of hours worked per day. The Company's billable staff are paid salaries; however, clients are charged a time-based rate. Gross margin also depends on the percentage of revenue attributable to royalty income because the direct costs associated with royalty income are lower than those associated with income for services rendered directly by the Company. Although the Company anticipates that the percentage of revenue attributable to royalty income will increase, this will primarily depend on the development of, and the amount of competition in, the international market for consulting services. Finally, gross margin depends on the percentage of revenue attributable to the various phases of the millennium conversion process because gross margin for the implementation phase is generally lower than for the planning phase. The Company expects the percentage of revenue attributable to the implementation phase to increase as the year 2000 approaches, which may have a slightly negative impact on gross margin.


                                                         Page 10 of 33 pages

      General, administrative and selling expenses consist primarily of the salaries of the Company's administrative personnel and benefits, travel, promotion and public relations, office expense and other general overhead. Although the Company expects these expenses to increase in absolute terms as a result of the Company's growth and normal cost increases, it expects these expenses to stabilize or decrease slightly as a percentage of revenue. Whether these expenses will stabilize or decrease as a percentage of revenue will depend primarily on the extent to which the Company's recent expenditures relating to the reorganization and increase of its administrative staff will support its future growth.

      Other expense consists primarily of finance charges relating to the Company's factored accounts receivable. The Company expects to eliminate its reliance on its factor with the proceeds of this offering or through traditional financial arrangements such as a revolving credit facility. Because traditional financing arrangements are typically less expensive to maintain than factoring arrangements, the Company expects other expense to decrease in 1996. However, there can be no assurance that the Company will be able to obtain financing on terms it finds acceptable or that it will be able to reduce or eliminate its reliance on its factor.

      Based upon its 1995 operating budget, management anticipates sufficient income to utilize $450,000 of its deferred tax assets. Accordingly, in 1995, the Company reversed $450,000 of its valuation allowances due to management's belief that it is more likely than not that the related deferred tax assets will be utilized in 1996. The Company has net operating loss carryforwards for federal and state income tax purposes and, accordingly, paid no income taxes for 1993, 1994 and 1995. At December 31, 1995, the Company had federal and state net operating loss carryforwards of $3,820,000 and $1,028,000, respectively. The future utilization of the Company's federal net operating loss carryforwards following certain changes in ownership is subject to limitations under Section 382 of the Internal Revenue Code. These limitations are expected to result in the expiration of $1,312,000 of federal net operating loss carryforwards before their complete utilization.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated as a percentage of revenue.

                                                      1993      1994      1995
                                                      ----      ----      ----
                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
       Revenue . . . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%
       Direct costs. . . . . . . . . . . . . . . .    68.3      58.9      55.9
                                                      ------    ------    ------
       Gross margin. . . . . . . . . . . . . . . .    31.7      41.1      44.1
       General, administrative and selling expenses   47.1      33.0      35.9
                                                      ------    ------    ------
       Income (loss) from operations . . . . . . .   (15.4)      8.1       8.2
       Other expense . . . . . . . . . . . . . . .     6.5       4.3       3.3
                                                      ------    ------    ------
       Income (loss) before income tax benefit . .   (21.9)      3.8       4.9
       Deferred income tax benefit . . . . . . . .     0.0       0.0       7.2
                                                      ------    ------    ------

       Net income (loss) . . . . . . . . . . . . .   (21.9)%     3.8%     12.1%
                                                      ------    ------    ------
                                                      ------    ------    ------



COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

      Revenue for the year ended December 31, 1995 was $6,232,000, compared to $3,360,000 in 1994, an increase of $2,872,000 or 85.5%. This increase was primarily attributable to an increase in the general


                                                             Page 11 of 33 pages
awareness of the millennium problem and demand for millennium consulting services and the Company's expanded marketing efforts. As a result of these factors, the Company's client base grew from approximately 19 clients to approximately 50 clients in 1995. In addition, while the Company received no royalty income in 1994, the Company received royalty income of approximately $400,000 in 1995.

      Gross margin for the year ended December 31, 1995 was $2,747,000, compared to $1,380,000 in 1994, an increase of $1,367,000, or 99.1%. Gross margin as a percentage of revenue was 44.1% in 1995 compared to 41.1% in 1994. This increase in percentage was primarily a result of an increase in the amount of royalty income as a percentage of revenue (from 0% in 1994 to 6% in 1995) and an increase in technical staff productivity. Additionally, during 1995, the number of clients in the planning phase increased over 1994, further positively impacting gross margin.

      General, administrative and selling expenses for the year ended
December 31, 1995 were $2,236,000, compared to $1,107,000 in 1994, an increase of $1,129,000, or 102%. General, administrative and selling expenses as a percentage of revenue increased from 33% in 1994 to 36% in 1995. This percentage increase was primarily the result of additions to the Company's administrative and support staff and the reorganization of its domestic operations. Related to this restructuring, travel, promotion and recruiting expenses increased by approximately $410,000. In the second and third quarters of 1995, the Company hired a chief financial officer and a vice president of technical services, which resulted in an increase in salaries and benefits of approximately $245,000. In the third quarter of 1995, the Company reorganized its domestic operations into three regions, which resulted in additional personnel, lease and other office expenses of approximately $200,000. The Company believes that these expenditures will support the anticipated increase in revenue for the next twelve months. Therefore, although the Company expects general, administrative and selling expenses to increase in absolute terms as a result of future growth and normal cost increases, it expects these expenses as a percentage of revenue to stabilize or decrease slightly over the next twelve months.

      Other expense for the year ended December 31, 1995 was $207,000, compared to $146,000 in 1994, an increase of $61,000 or 41.8%. The increase was attributable to the increase in the volume of accounts receivable factored and the related finance charges.

      Net income for the year ended December 31, 1995 was $754,000, compared to $127,000 in 1994, an increase of $627,000, or 493%.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

      Revenue for the year ended December 31, 1994 was $3,360,000, compared to $1,687,000 in 1993, an increase of $1,673,000, or 99.2%. The increase was primarily attributable to an increase in the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanding marketing efforts. As a result of these factors, the Company's client base grew from approximately three clients in 1993 to approximately 19 clients in 1994.

      Gross margin for the year ended December 31, 1994 was $1,380,000, compared to $535,000 in 1993, an increase of $845,000, or 158%. Gross margin as a percentage of revenue was 41.1% in 1994 compared to 31.7% in 1993. This percentage increase was the result of an increase in technical staff productivity.

      General, administrative and selling expenses for the year ended
December 31, 1994 were $1,107,000, compared to $795,000 in 1993, an increase of $312,000, or 39.2%. This increase was primarily attributable


                                                             Page 12 of 33 pages
to the Company's growth and normal cost increases. However, general, administrative and selling expenses as a percentage of revenue decreased from 47.1% in 1993 to 33.0% in 1994 because the Company was not required to significantly increase its administrative staff and related expenses in order to support its higher revenue base in 1994.

      Other expense for the year ended December 31, 1994 was $146,000, compared to $110,000 in 1993, an increase of $36,000, or 32.7%. The increase was attributable to an increase in the volume of factored accounts receivable and the related finance charges.

      Net income for the year ended December 31, 1994 was $127,000, compared to a net loss of $370,000 in 1993, an increase of $497,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced significant growth since 1993, with its revenue growing from $1,687,000 in 1993 to $6,232,000 in 1995. During this period, the Company has financed its cash requirements primarily through factoring its accounts receivable and obtaining advance payments for services to be rendered to certain clients. In August 1995, the Company raised gross proceeds of $300,000 in a private placement of the Company's Common Stock. Net proceeds from the sale of such shares were used for the Company's general working capital needs. In addition, in April 1996, the Company expects to complete the Offering pursuant to the Registration Statement described in response to Item 5 above (such description being incorporated herein by this reference). The net proceeds to the Company at the assumed offering price of $16.50 per share are estimated to be $13,678,000. The Company expects to use a portion of the proceeds to eliminate reliance on advances from its accounts receivable factor, to finance its accounts receivable growth and to pay accrued dividends on previously outstanding Preferred Stock in the amount of $70,000. In addition, the Company intends to establish regional and international production facilities, where code and data conversion will be completed. The Company intends to use the balance for additional working capital needs and general corporate purposes.

      At December 31, 1995, the Company had advances of $823,659 under a factoring agreement. Advances are limited to 90% of receivables purchased by the factor. A 10% reserve is established upon the purchase of a receivable. In addition, the Company is required to repurchase from the factor any receivable that has not been paid within 90 days of the invoice date. Obligations under the factoring agreement are secured by all of the Company's assets. The agreement provides for a finance charge equal to 2% per month of the average daily account balance outstanding. The finance charge is deducted from the established reserve. The factoring agreement expires in June 1996 and the Company does not intend to renew it.

      The Company has recorded a reserve for uncollectible accounts receivable of $2,500 at December 31, 1994 and 1995. Bad debt was $4,769, $1,872 and $0 in
1993, 1994 and 1995, respectively. At December 31, 1995, the Company had a working capital deficit of $194,300. This deficit is compared to a deficit of $1,203,000 at December 31, 1994, representing a reduction in the Company's working capital deficit of $1,008,700. This reduction was primarily the result of a $754,000 increase in accounts receivable resulting from higher sales.

      The Company has no significant commitments for capital expenditures nor does it anticipate entering into any such commitments in 1996.

      The Company believes that, as a result of an increase in sales and improvements in operating efficiencies, cash generated from operations along with advances available under its factoring agreement will be adequate to finance its working capital requirements for the next twelve months and reduce its working capital deficit. In addition, the proceeds from this offering should enable the Company to eliminate its reliance on factoring. The Company also expects to obtain a revolving credit facility. There can be no assurance, however, that the Company will be able to obtain such financing on terms it finds acceptable. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through equity or debt financing. No assurance can be given that such


                                                             Page 13 of 33 pages
financing will be available on terms acceptable to the Company, and, if available, such financing may result in further dilution to the Company's stockholders and higher interest expense.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

      Net cash provided by (used in) operating activities was $(357,600) in 1995 and $252,000 in 1994. An increase in accounts receivable and a decrease in advance billings resulted in the decrease in cash provided by operations. This decrease was partially offset by the increase in 1995 net income over 1994 as well as increases in accounts payable and accrued expenses.

      Net cash used in investing activities was $160,200 in 1995 and $187,800 in 1994, a decrease of $27,600. The decrease in the amount of cash used in investing activities was attributable to a decrease in cash advanced to an officer and was partially offset by an increase in purchases of equipment and furniture.

      Net cash provided by (used in) financing activities was $540,600 in 1995 and $(63,100) for 1994. The increase in cash provided by financing activities was due primarily to an increase in advances under the factoring agreement and the proceeds of a private placement. The increase was partially offset by the repayment of notes payable to officers.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

      Net cash provided by (used in) operating activities was $252,000 in 1994 and $(126,200) in 1993. Net income in 1994 and an increase in advance billings and accrued compensation and commissions contributed to the increase. A decrease in accounts payable and accrued payroll taxes and an increase in accounts receivable partially offset the increase.

      Net cash used in investing activities was $(187,800) in 1994 and $0 in 1993. The decrease in cash during 1994 was due to an increase in advances to an officer and purchases of equipment and furniture.

      The cash provided by (used in) financing activities was $(63,100) in 1994 and $167,200 in 1993. The decrease in cash provided by financing activities in 1994 was due to repayments of notes payable to officers which were partially offset by an increase in borrowings under the factoring agreement.

ADOPTION OF ACCOUNTING STANDARDS

      During October 1995, the Financial Accounting Standards Board issued Statement No.123 "Accounting for Stock Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. While the Company studies the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No.23 "Accounting for Stock Issued to Employees." SFAS No.123 will be effective for fiscal years beginning after December 15, 1995.

ITEM 7.  FINANCIAL STATEMENTS

      See "Financial Statements and Notes to Financial Statements" set forth on pages 17 through 28 of this Annual Report on Form 10-K5B.

                                                             Page 14 of 33 pages

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                      PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Company will file a definitive proxy statement (the "Proxy Statement") relating to its 1996 Annual Meeting of Stockholders pursuant to and in accordance with Section 240.14a-101 within 120 days after the end of the fiscal year covered by this Form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Voting Securities and Principal Holders Thereof."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the Proxy Statement under the heading "Related Party Transactions."


ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

(a)   The following documents are filed as a part of this report:

  NO.                             DESCRIPTION
------                       -------------------
  3.1*  Certificate of Incorporation and all amendments thereto

  3.2*  Amended and Restated Bylaws

  4.1*  Form of Common Stock Certificate


                                                             Page 15 of 33 pages

  4.2 See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock

 10.4*  1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan

 10.5* Lease Agreement, dated June 7, 1994, between the Company and Rainier Plaza Limited Partnership

 10.6* Lease Agreement, dated December 14, 1994, between the Company and Wright Runstad Properties L.P.

 10.7* Factoring Agreement, dated June 13, 1995, between the Company and Silicon Valley Financial Services

 10.8* Promissory Note, dated February 28, 1994, made by Larry W. Martin in favor of the Company in the original principal amount of $65,000

 10.9* Promissory Note, dated August 31, 1994, made by Larry W. Martin in favor of the Company in the original principal amount of $50,000

10.10* 1996 Client Services Agreement and Financial Schedule, dated September 27, 1995, between the Company and Kaiser Permanente

10.11+ Promissory Note, dated February 9, 1996, made by the Company in favor of William H. Parsons in the original principal amount of $65,000

10.12+ Promissory Note, dated February 9, 1996, made by the Company in favor of Larry W. Martin, in the original principal amount of $50,000

 11.1   Statement of computation of per share earnings

 23.1   Consent of Independent Auditors

 27.1   Financial Data Schedule

------------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-841) filed by the Company on February 9, 1996.

+ Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-841) filed by the Company on March 20, 1996.


(b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.


                                                             Page 16 of 33 pages

                                DATA DIMENSIONS, INC.
                              FINANCIAL STATEMENTS AND
                           NOTES TO FINANCIAL STATEMENTS

                           INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
 Report of Independent Certified Public Accountants. . . . . . . . . .      F-2
 Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-3
 Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .      F-4
 Statements of Stockholders' Deficit . . . . . . . . . . . . . . . . .      F-5
 Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .      F-6
 Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .      F-7


                                     F-1                    Page 17 of 33 pages

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Data Dimensions, Inc.

      We have audited the accompanying balance sheets of Data Dimensions, Inc. as of December 31, 1994 and 1995, and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Dimensions, Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP

Seattle, Washington
January 22, 1996, except for Notes 2, 5 and 10
  as to which the date is March 18, 1996


                                     F-2                    Page 18 of 33 pages

                                DATA DIMENSIONS, INC.
                                    BALANCE SHEETS
                                        ASSETS

                                                             DECEMBER 31,
                                                             ------------
                                                          1994        1995
                                                         ------     ------
Current assets
  Cash                                                 $   42,100   $   64,800
  Accounts receivable, less allowance for
   doubtful accounts of $2,500 in 1994 and 1995 . . .     695,000    1,448,600
  Due from officer . . . . . . . . . . . . . . . . . .    123,800       35,000
  Prepaid and other assets . . . . . . . . . . . . . .     36,000       89,600
  Deferred income taxes. . . . . . . . . . . . . . . .          _      450,000
                                                       ----------   ----------
  Total current assets . . . . . . . . . . . . . . . .    896,900    2,088,000
                                                       ----------   ----------

 Equipment and furniture
  Computers and equipment. . . . . . . . . . . . . . .    120,700      222,300
  Furniture. . . . . . . . . . . . . . . . . . . . . .     11,500       15,800
  Leasehold improvements . . . . . . . . . . . . . . .      7,000       21,500
                                                       ----------   ----------
       . . . . . . . . . . . . . . . . . . . . . . . .    139,200      259,600
 Less accumulated depreciation . . . . . . . . . . . .     63,900       93,300
                                                       ----------   ----------
 Equipment and furniture, net. . . . . . . . . . . . .     75,300      166,300
                                                       ----------   ----------
                                                       $  972,200   $2,254,300
                                                       ----------   ----------
                                                       ----------   ----------


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities
  Advance billings . . . . . . . . . . . . . . . . . . $  829,100   $  654,800
  Advances from factor . . . . . . . . . . . . . . . .    510,500      823,700
  Accrued compensation . . . . . . . . . . . . . . . .    115,700      221,300
  Accounts payable . . . . . . . . . . . . . . . . . .     57,600      211,400
  Accrued payroll taxes. . . . . . . . . . . . . . . .    169,800      121,300
  Accrued commissions. . . . . . . . . . . . . . . . .     80,500      142,500
  Dividends payable. . . . . . . . . . . . . . . . . .     70,000       70,000
  Accrued expenses . . . . . . . . . . . . . . . . . .     55,400       37,300
  Notes and other payables to officers . . . . . . . .    211,000            _
                                                        ---------    ---------
                                                        ---------    ---------
   Total current liabilities . . . . . . . . . . . . .  2,099,600    2,282,300

Stockholders' deficit
  Series A preferred stock; $.01 par value;
    3,000,000 shares authorized; 200,000
    issuable; none issued and outstanding. . . . . . .          _            _
  Common stock; $.01 par value; 20,000,000 shares
   authorized; 6,515,464 and 6,912,464 shares
   issued and outstanding in 1994 and 1995. .  . . . .     65,200       69,200
  Capital in excess of par value . . . . . . . . . . .  1,115,800    1,456,900
  Accumulated deficit. . . . . . . . . . . . . . . . . (2,308,400)  (1,554,100)
                                                        ---------    ---------
  Total stockholders' deficit. . . . . . . . . . . .   (1,127,400)     (28,000)
                                                        ---------    ---------
                                                       $  972,200   $2,254,300
                                                        ---------    ---------
                                                        ---------    ---------


                   See accompanying notes to financial statements.


                                     F-3                    Page 19 of 33 pages

                                DATA DIMENSIONS, INC.
                               STATEMENTS OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                              1993         1994         1995
                                           (RESTATED)
Revenue ...............................    $1,686,500   $3,359,800   $6,231,600
Direct costs...........................     1,151,700    1,980,000    3,484,700
                                          -----------  -----------  -----------
Gross margin...........................       534,800    1,379,800    2,746,900
General, administrative and selling
 expenses..............................       794,700    1,107,200    2,235,800
                                          -----------  -----------  -----------
Income (loss) from operations..........      (259,900)     272,600      511,100
                                          -----------  -----------  -----------

Other (income) expense
 Interest..............................       109,700      152,600      205,900
 Other.................................             _       (6,900)         900
                                          -----------  -----------  -----------
   Total other expense ................       109,700      145,700      206,800
                                          -----------  -----------  -----------


Income (loss) before income tax
 benefit...............................      (369,600)     126,900      304,300
Deferred income tax benefit............             _            _      450,000
                                          -----------  -----------  -----------
 Net income (loss).....................     $(369,600)    $126,900     $754,300
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

Net income (loss) per share............         $(.10)        $.02         $.10
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

Weighted average shares outstanding....     3,713,464    6,896,464    7,550,797
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

Pro forma _ unaudited
  Net income (loss) per share..........        $(.33)         $.06         $.30
  Shares used in computation of pro
   forma net income (loss) per share...     1,237,821    2,298,821    2,516,932
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

                See accompanying notes to financial statements.


                                     F-4                    Page 20 of 33 pages

                               DATA DIMENSIONS, INC.
                        STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                          CAPITAL IN
                                                                                           EXCESS OF    ACCUMULATED
                                   PREFERRED STOCK                COMMON STOCK             PAR VALUE      DEFICIT          TOTAL
                                 SHARES       AMOUNT          SHARES         AMOUNT
Balance, January 1, 1993....    2,800,000     $   28,000      3,713,464        $37,100     $1,115,400   $(2,030,700)     $(850,200)
Dividends...................            -              -              -              -              -       (35,000)       (35,000)
Net loss restated...........            -              -              -              -              -      (369,600)      (369,600)
                             ------------   ------------   ------------  -------------  -------------  -------------  ------------
Balance, December 31, 1993..    2,800,000         28,000      3,713,464         37,100      1,115,400    (2,435,300)    (1,254,800)
Conversion of preferred
  stock to common stock.....   (2,800,000)       (28,000)     2,800,000         28,000              -             -              -
Issuance of common stock....            -              -          2,000            100            400             -            500
Net income .................            -              -              -              -              -       126,900        126,900
                             ------------   ------------   ------------  -------------  -------------  -------------  ------------

Balance, December 31, 1994..            -              -      6,515,464         65,200      1,115,800    (2,308,400)    (1,127,400)
Issuance of common stock....            -              -        397,000          4,000        341,100             -        345,100
Net income..................            -              -              -              -              -        754,300       754,300
                             ------------   ------------   ------------  -------------  -------------  -------------  ------------
Balance, December 31, 1995..            -     $        -      6,912,464        $69,200     $1,456,900   $(1,554,100)      $(28,000)
                             ------------   ------------   ------------  -------------  -------------  -------------  ------------
                             ------------   ------------   ------------  -------------  -------------  -------------  ------------



                   See accompanying notes to financial statements.

                                     F-5                    Page 21 of 33 pages

                              DATA DIMENSIONS, INC.
                             STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH


                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                          1993            1994         1995
                                          ----            ----         ----
Cash flows from operating activities
  Net income (loss)......................  $(369,600)       $126,900      $754,300
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization........     15,100          15,900        32,900
    Deferred income taxes ...............          -               -      (450,000)
    Loss on disposition of assets........          -           1,900         1,300
    Provision for bad debts .............      4,769           1,800             -
  Changes in assets and liabilities:
    Accounts receivables.................   (261,769)       (168,700)     (753,600)
    Prepaid and other assets.............     30,400         (38,600)      (53,600)
    Advance billings.....................    399,200         429,900      (174,300)
    Accounts payable ....................    (68,600)        (56,100)      153,800
    Accrued compensation ................    (29,600)         35,700       105,600
    Accrued commissions .................          -          80,500        62,000
    Accrued payroll taxes................    113,300        (164,600)      (48,500)
    Accrued expenses ....................     40,600         (12,600)       12,500
                                          ----------       ---------     ---------
Net cash provided by (used in)
  operating activities..................    (126,200)        252,000      (357,600)
                                          ----------       ---------     ---------
Cash flows from investing activities
  Purchases of equipment and furniture..           -         (64,000)     (125,200)
  Advances to officer ..................           -        (123,800)      (35,000)
                                          ----------       ---------     ---------
Net cash used in investing activities...           -        (187,800)     (160,200)
                                          ----------       ---------     ---------
Cash flows from financing activities
  Decrease in checks issued
    against future deposits.............     (25,800)              -             -
  Decrease in line-of-credit............     (27,900)              -             -
  Repayment of notes payable to
    officers............................           -        (236,000)     (111,000)
  Proceeds from notes and other
    payables to officers................      53,500          32,000             -
  Increase in advances from factor......     167,400         140,400       313,200
  Issuance of common stock .............           -             500       338,300
                                          ----------       ---------     ---------
Net cash provided by (used in)
    financing activities................     167,200         (63,100)      540,500
                                          ----------       ---------     ---------

Net increase in cash ...................      41,000           1,100        22,700
Cash, beginning of year.................           -          41,000        42,100
                                          ----------       ---------     ---------
Cash, end of year.......................     $41,000         $42,100       $64,800
                                          ----------       ---------     ---------
                                          ----------       ---------     ---------


                   See accompanying notes to financial statements.

                                     F-6                    Page 22 of 33 pages

                                DATA DIMENSIONS, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS AND SIGNIFICANT CUSTOMERS

       Data Dimensions, Inc. (the "Company") provides millennium conversion computer consulting services to customers located throughout the United States, Canada and Europe. Additionally, the Company licenses its millennium conversion methodology to computer consulting firms located in Canada, the United Kingdom, Finland and Israel. The Company is incorporated in the state of Delaware.

       In fiscal years 1993, 1994 and 1995, sales to several major customers exceeding 10% of total revenue were: 1993 - three customers accounted for 12%, 17% and 21% of revenue, 50% in the aggregate; 1994 - three customers accounted for 10%, 11% and 49% of revenue, 70% in the aggregate; and 1995 - one customer accounted for 28%.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

EQUIPMENT AND FURNITURE

       Equipment and furniture are stated at cost and are depreciated using the straight-line method over estimated useful lives of 5 years. Leasehold improvements are amortized over the lesser of the lease term, or useful lives. Repairs and maintenance expenditures which do not extend productive life are expensed as incurred.

REVENUE RECOGNITION

       Revenue consists of billable hours for services rendered by the Company's technical consultants multiplied by contract rates, and is recognized at the time services are performed. The Company also receives royalty revenue from its licensees, which is recognized as services are rendered by the licensee. Advance billings are provided for by certain contracts and will be recognized as revenue when the related services are performed.

NET INCOME (LOSS) PER SHARE

       Net loss per share for 1993 is computed by dividing net loss plus the Series A preferred stock dividends by the weighted average number of common shares outstanding. Net income per share for 1994 and 1995 is computed by dividing net income by the weighted average number of common shares. The Company's outstanding options and warrants are considered to be common stock equivalents in calculating primary earnings per share. Fully diluted earnings per share is equivalent to primary earnings per share.


                                     F-7                    Page 23 of 33 pages
                                                                        ---

INCOME TAXES

       Deferred taxes are provided for temporary differences in the basis of assets and liabilities for book and tax purposes. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

RECLASSIFICATION

       Certain balances have been reclassified in the 1994 financial statements to conform with the 1995 presentation.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

       The Company has reported net income of $754,300 in 1995, however, as of December 31, 1995, has a working capital deficit of $194,300.

       The Company's 1996 operating plan has been developed to improve operating efficiency and increase sales by broadening its revenue base. Management anticipates that with increased revenues and improved efficiency along with advances available under the Company's factoring agreement, it will be able to fund operations for 1996 and reduce the working capital deficit.

       Although the Company believes its 1996 operating plan will be adequate to meet its working capital needs, there can be no assurance that the Company will not experience liquidity problems because of adverse market conditions or other unfavorable events.

       The Company has commenced an offering of approximately 3,000,000 shares of its common stock which is expected to close in March 1996. In conjunction with the closing of the offering, the Company intends to eliminate the authorization of its preferred stock and complete a one-for-three reverse common stock split. Pro forma net income (loss) per share and the number of shares used in the computation of per share amounts are set forth in the accompanying statement of operations.

NOTE 3 - SERIES A PREFERRED STOCK

       During 1994, 2,800,000 shares of Series A preferred stock were converted into 2,800,000 shares of the Company's common stock under terms of the preferred stock agreement. The Company can not declare or pay dividends on its common stock until the balance of dividends in arrears on the Series A preferred stock of $70,000 at December 31, 1995 are paid. See Note 2.

NOTE 4 - STATEMENTS OF CASH FLOWS

       Supplemental disclosures of cash flow information are as follows:

                                                1993      1994      1995
                                              -------   --------  --------
          Cash paid during the years for:
           Interest........................   $81,000   $152,250  $205,900
                                              -------   --------  --------
           Taxes............................  $     -   $      -  $      -
                                              -------   --------  --------
                                              -------   --------  --------



                                     F-8                    Page 24 of 33 pages
                                                                        ---

       Noncash financing activities are as follows:

               During 1994, 2,800,000 shares of Series A preferred stock were converted to 2,800,000 shares of common stock.

               During 1995, $123,800 of notes and accrued interest payable to the Company's President were offset against his note receivable. Additionally, 16,300 shares of common stock were issued in exchange for $6,800 of his notes payable.

NOTE 5 - INCOME TAXES

       Deferred tax assets are comprised of the following:

                                         1993        1994        1995
                                          ----        ----        ----
 Net operating loss carryforwards:
       Federal ...................... $ 1,367,800  $ 1,412,500   $1,300,000
       State   ......................      84,400      111,000       97,000
 Other   ............................       4,800        6,500       15,000
                                       ----------   ----------    ---------
                                        1,457,000    1,530,000    1,412,000
 Valuation allowance.................  (1,457,000)  (1,530,000)    (962,000)
                                       ----------   ----------    ---------
                                      $         -  $         -   $  450,000
                                       ----------   ----------    ---------
                                       ----------   ----------    ---------


       The Company has recognized a valuation allowance on a portion of its deferred tax assets due to the uncertainty of realizing the benefits thereof.

       The federal and state income tax provision (benefit) is as follows for the years ended December 31, 1993, 1994 and 1995:

                                         1993        1994        1995
                                          ----        ----        ----
 Current Provision
       Federal.........................  $   -        $20,936    $ 105,000
       State...........................      -          9,015       13,000
                                         -----        -------     --------
                                             -         29,951      118,000
                                         -----        -------     --------
 Deferred Benefit......................      -        (29,951)    (568,000)
                                         -----        -------     --------
       Total Tax Benefit...............  $   -        $     -    $(450,000)
                                         -----        -------     --------
                                         -----        -------     --------

       The deferred benefit consists entirely of the utilization of federal and state net operating loss carryforwards and the reduction of the Company's valuation allowances by $450,000 for 1995.

       At December 31, 1995, the Company has federal net operating loss carryforwards of approximately $3,820,000 with expiration dates through 2008. Additionally, the Company has state net operating loss carryforwards of approximately $1,028,000 with expiration dates through 2000. The use of federal operating loss carryforwards following certain changes in ownership is subject to limitations. The Company anticipates


                                     F-9                    Page 25 of 33 pages
                                                                        ---
that these limitations may significantly diminish the net operating loss carryforwards available for utilization in future years.

NOTE 6 - ADVANCES FROM FACTOR

       The Company factors its accounts receivable with a bank with full recourse. The bank advances 90% of the face value of factored receivables and charges a financing fee of 2% per month on the outstanding balance. Reserves withheld by the factor are included in accounts receivable until collected. Advances under the factoring agreement are $823,700 at December 31, 1995 and are limited to the lesser of eligible receivables or $1,250,000. The factor agreement is collateralized by substantially all assets of the Company and expires in June 1996. Financing fees during 1993, 1994 and 1995 were $109,800, $144,200 and $202,100, respectively. The weighted average interest rate during 1993, 1994 and 1995 was 20%, 34% and 27% respectively.

NOTE 7 - RELATED-PARTY TRANSACTIONS

       The Company had consulting and employment agreements with former officers, which expired December 31, 1994. At December 31, 1994, there was consulting fees of $66,000 accrued, which the Company paid during the year ended December 31, 1995. Consulting fee expense was $72,000 and $32,000 in 1993 and 1994.

       The Company had a note payable to a former officer bearing interest at 12% and payable on demand. The amount outstanding at December 31, 1994 was $45,000. In 1995, the outstanding principal balance was paid. Interest expense relating to this note was approximately $5,400, $4,000 and $4,000 in 1993, 1994 and 1995.

       The Company had a note payable and receivable with its President at December 31, 1994 of $132,500 and $123,800, respectively, including related accrued interest of $32,500 and $8,800, respectively. The note payable and receivable were bearing interest at prime (8.75% at December 31, 1995) plus 3% and 11%, respectively and were payable upon demand. During January 1995, the client offset the note payable with the note receivable. The remaining accrued interest of $6,800 was offset against issuance of shares of common stock. Interest expense related to the notes payable was $27,000 and $21,100 in 1993 and 1994. Interest income related to the notes receivable was $0 and $8,800 in 1993 and 1994. There was no interest expense or income related to these notes in the fiscal year ended December 31, 1995. At December 31, 1995 there is an unsecured, non-interest bearing receivable due from the President for $35,000.

NOTE 8 - OPERATING LEASES

       The Company leases equipment and office space in Washington and Texas under noncancelable operating leases. Future minimum lease payments for the remaining terms of the leases are as follows:


                                    F-10                    Page 26 of 33 pages
                                                                        ---

                        YEARS ENDING
                        DECEMBER 31,
                        1996.................... $101,700
                        1997....................   53,900
                        1998....................    2,900
                                                 --------
                                                 $158,500
                                                 --------
                                                 --------


       Rent expense was $77,800, $36,800 and $139,600 in 1993, 1994 and 1995,
respectively.

NOTE 9 - EMPLOYEE BENEFIT PLAN

       During 1995, the Company implemented a 401(k) employee benefit plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. The Company's annual contribution to the plan is determined by the board of directors. The Company made no contributions during the year ended December 31, 1995.

NOTE 10 - STOCK OPTIONS AND WARRANTS

       The Company has an incentive stock option plan under which options to purchase shares of the Company's common stock may be granted to employees. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that the options expire in the fifth year after that date. The options vest ratably over four or five year periods as provided for in each employee's option agreement.

       The following is a summary of transactions:


                                                                             COMMON STOCK
                                                                             UNDER OPTION
                                                                             ------------
                                                             1993                1994                1995
                                                             ----                ----                ----
Outstanding, January 1                                    732,500              772,500             800,000
Exercised during the year (at prices ranging
  from $.25 to $1.00 per share)                                                      -             (97,000)

Granted during the year (at prices ranging
  from $.25 to $2.00 per share)                           110,000               37,500             485,000

Expired during the year                                   (70,000)             (10,000)             (6,000)
                                                         --------             --------            --------

Outstanding, December 31 (at prices ranging
  from $.25 to $2.00 per share)                           772,500              800,000           1,182,000
                                                         --------             --------            --------
Eligible, December 31, for exercise currently
  (at prices ranging from $.25 to $2.00 per share)        499,000              649,500             735,000
                                                         --------             --------            --------
                                                         --------             --------            --------


    At December 31, 1994 and 1995, there were 1,000,000 and 1,500,000 shares reserved for options to be granted under the plans.

    In March 1991, in connection with promissory note agreements, the Company issued warrants to certain stockholders. The warrants are exercisable for 150,000 shares of common stock at $.24 per share and expire


                                    F-11                    Page 27 of 33 pages
                                                                        ---
in March 1996. Subsequent to year end, the warrants were exercised.
The Company accounted for the exercise using the treasury stock method and accordingly issued 137,517 common shares.

NOTE 11 _ PRIOR PERIOD ADJUSTMENT

    An error in recording prior years' interest and penalties on overdue payroll taxes was discovered in 1994. Correction of this error resulted in an increase of the 1993 reported loss and an increase in accrued payroll taxes of $78,000.


                                    F-12                    Page 28 of 33 pages
                                                                        ---

                                      SIGNATURES


      In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1996.


                                  DATA DIMENSIONS, INC.
                                  (Registrant)



                                  By    /s/    Larry W. Martin
                                    -------------------------------------------

                                     Larry W. Martin
                                     Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:






      SIGNATURE                               TITLE                   DATE
    -------------                           ---------               ---------


    /s/   Larry W. Martin              Chief Executive Officer   March 29, 1996
-----------------------------------     and Director (principal
Larry W. Martin                        executive officer)



    /s/   William H. Parsons           Chief Financial Officer   March 29, 1996
-----------------------------------     and Director
William H. Parsons                     (principal financial
                                            officer)


    /s/   Thomas W. Fife               Director                  March 29, 1996
-----------------------------------
Thomas W. Fife


                                                             Page 29 of 33 pages

                                                                EXHIBIT INDEX


NO. DESCRIPTION                                                         Page No.
---------------
     3.1     Certificate of Incorporation and all amendments thereto       *

     3.2     Amended and Restated Bylaws                                   *

     4.1     Form of Common Stock Certificate                              *

     4.2 See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock

     10.4    1988 Incentive Stock Option Plan and 1988 Nonstatutory
             Stock Option Plan                                             *

     10.5    Lease Agreement, dated June 7, 1994, between the Company
             and Rainier Plaza Limited Partnership                         *

     10.6    Lease Agreement, dated December 14, 1994, between the
             Company and Wright Runstad Properties L.P.                    *

     10.7    Factoring Agreement, dated June 13, 1995,  between the        *
             Company and Silicon Valley Financial Services

     10.8    Promissory Note, dated February 28, 1994, made by Larry W.    *
             Martin in favor of the Company in the original principal amount of $65,000

     10.9    Promissory Note, dated August 31, 1994, made by Larry W.      *
             Martin in favor of the Company in the original principal amount of $50,000

     10.10   1996 Client Services Agreement and Financial Schedule,        *
             dated September 27, 1995, between the Company and Kaiser
             Permanente

     10.11   Promissory Note, dated February 9, 1996, made by the          +
             Company in favor of William H. Parsons in the original principal amount of $65,000

     10.12   Promissory Note, dated February 9, 1996, made by the          +
             Company in favor of Larry W. Martin, in the original principal amount of $50,000

     11.1    Statement of computation of per share earnings               31

     23.1    Consent of Independent Auditors                              32

     27.1    Financial Data Schedule                                      33

------------------------------------
 * Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-841) filed by the Company on February 9, 1996.

 + Incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-841) filed by the Company on March 20, 1996.



                                                             Page 30 of 33 pages