Form 10QSB
period 1996-03-31
DATA DIMENSIONS INC
filed 1996-05-15
CIK 26990

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB



(Mark One)

__ X___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996
                              ___________________________________

                                          OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number         0-4748
                     ________________________


                              Data Dimensions, Inc.

           ________________________________________________________________

          (Exact name of small business issuer as specified in its charter)

                  Delaware                        06-0852458
    _______________________________    ______________________________
     (Name or other jurisdiction of               (I.R.S. employer
     incorporation or organization)              identification no.)

               777 - 108th Avenue N.E., Suite 2070, Bellevue, WA 98004

      ___________________________________________________________________
              (Address of principal executive offices)     (Zip code)

Issuer's telephone number, including area code           (206) 688-1000
                                                  ________________________

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X    NO.
    ------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, of the latest practicable date:           Common Stock, 3,681,826
shares as of April 29, 1996
______________________________________________________________________________

The index to exhibits appears on Page 11.

                                DATA DIMENSIONS, INC.


                                        INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets (unaudited)                                         3
         March 31, 1996 and December 31, 1995

         Statements of Operations (unaudited)                               5
         for the three month periods ended March 31, 1996
         and March 31, 1995

         Statements of Cash Flows (unaudited)                               6
         for the three month periods ended March 31, 1996
         and March 31, 1995

         Notes to  Financial Statements                                     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                               8
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

PART II - OTHER INFORMATION                                                 10

ITEM 2 - CHANGES IN SECURITIES                                              10

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10

ITEM 6 - EXHIBITS AND REPORT ON FORM 8K                                     11

         Signatures                                                         13

                                DATA DIMENSIONS, INC.
                                    BALANCE SHEETS
                                     (Unaudited)

                                                       (In thousands)
ASSETS                                      March 31, 1996    December 31, 1995
                                            --------------    -----------------
CURRENT ASSETS
    Cash                                       $   46                $   65
    Accounts receivable, less allowance
     for doubtful accounts of $2,500
     in 1994, 1995                              2,075                 1,448
Due from officer                                   35                    35
Prepaid and other assets                          305                    90
Deferred income taxes                             448                   450
                                              -------                ------

TOTAL CURRENT ASSETS                            2,909                 2,088
                                              -------               -------
EQUIPMENT, FURNITURE AND
    LEASEHOLD IMPROVEMENTS
    Computers and Equipment                       249                   222
    Furniture                                      28                    16
    Leasehold improvements                         21                    21
                                              -------                -------
                                                  298                   259

Less accumulated depreciation                     102                    93
                                              -------                -------
EQUIPMENT AND FURNITURE, NET                      196                   166
                                              -------                -------
                                               $3,105                $2,254
                                              -------                ------

The accompanying notes to the financial statements are an integral part of these balance sheets.

                                DATA DIMENSIONS, INC.
                                    BALANCE SHEETS
                                     (Unaudited)


                                                   In thousands)
LIABILITIES AND
STOCKHOLDERS (DEFICIT)                  March 31, 1996     December 31, 1995
                                        --------------     -----------------
CURRENT LIABILITIES
    Advance billing                            541                 655
    Advances from factor                     1,584                 824
    Accrued compensation                       164                 221
    Accounts payable                           265                 211
    Accrued payroll taxes                      257                 121
    Accrued commissions                        121                 143
    Dividends payable                           70                  70
    Accrued expenses                            63                  37
    Notes and other payable to officers         65                   0
                                            ------              ------
TOTAL CURRENT LIABILITIES                   $3,130              $2,282
                                            ======              ======
STOCKHOLDERS' (DEFICIT)
Common stock, $.001 par value;
    20,000,00 shares authorized;
    3,501,826 and 2,171,821 shares issued        7(1)                7(1)
Capital in excess of par value               1,520(1)            1,519(1)
Accumulated deficit                         (1,552)             (1,554)
                                           -------             -------
Total Stockholders' (Deficit)                  (25)                (28)
                                              ----                ----

                                            $3,105              $2,254
                                            ======              ======

(1) Adjusted to give effect to a 1 for 3 reverse stock split.

The accompanying notes to the financial statements are an integral part of these balance sheets.

                                DATA DIMENSIONS, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                            Three Month Period Ended
                                           (In thousands, except share
                                                 and per share data)

                                       March 31, 1996           March 31, 1995
                                       --------------           --------------
REVENUE                                     $2,571                   $1,038
DIRECT COSTS                                 1,518                      632
                                         ---------                ---------

GROSS MARGIN                                 1,053                      406

GENERAL, ADMINISTRATIVE
    AND SELLING EXPENSES                       964                      331
                                         ---------                ---------
INCOME FROM OPERATIONS                          89                       75
OTHER EXPENSE                                   85                       51
                                         ---------                ---------
INCOME BEFORE TAXES                              4                       24
INCOME TAXES                                     2                        0
                                         ---------                ---------
NET INCOME                                  $    2                   $   24
                                         ---------                ---------

NET INCOME PER SHARE                        $ 0.00(1)             $    0.01(1)
                                         ---------                ---------

WEIGHTED AVERAGE SHARES                  3,731,000(1)             2,300,000(1)
    OUTSTANDING                          ---------                ---------

(1) Adjusted to give effect to a 1 for 3 reverse stock split.

The accompanying notes to the financial statements are an integral part of these Statements of Operations.

                                DATA DIMENSIONS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                              Three Month Period Ended March 31
                                                       (In thousands)
                                                      1996          1995
                                                     ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES                  $  2           $ 24
  Net Income
      Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
       Depreciation and amortization                     9              6
      Changes in assets and liabilities
       Accounts receivable                            (627)           (91)
       Prepaid and other assets                       (213)           (26)
       Advance billings                               (114)           131
       Accounts payable                                 54             36
       Accrued compensation                            (79)           (13)
       Accrued and withheld payroll taxes              136            (94)
       Accrued expenses                                 26            (46)
                                                     ------        ------
 Net Cash Provided by (Used in) Operating Activities  (806)           (73)
                                                     ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of equipment and furniture             (39)            (3)
      Leasehold improvements                             0             (7)
      Due from officer                                   0            124
                                                     ------        ------
 Net Cash Provided by (Used in) Investing Activities   (39)           114
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes and other payables to
       officers                                         65             (7)
      Payments on notes payable to officer               0            100
      Increase in advances from factor                 760             13
      Issuance of common stock                           1              4
                                                     ------        ------
 Net Cash Provided by (Used in) Financing Activities   826            (90)
                                                     ------        ------
NET CHANGE IN CASH                                     (19)           (49)
CASH, beginning of period                               65             42
                                                     ------        ------
CASH, end of period                                     46             (7)
                                                     ------        ------

The accompanying notes to the financial statements are an integral part of these Statements of Cash Flows.

                                DATA DIMENSIONS, INC.

                            NOTES TO  FINANCIAL STATEMENTS


NOTE 1:  GENERAL
    The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, which are prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations. The Company believes that the financial statements and the notes thereto contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three month periods ended March 31, 1996 and March 31, 1995 and cash flows for the three month periods ended March 31, 1996 and March 31, 1995. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  ACCOUNTING POLICIES
    Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 for the summary of significant accounting policies.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL COMMITMENTS

    During the quarter ended March 31, 1996, the Company generated its cash needs through factoring its accounts receivable and obtaining advance payments for services to be rendered to certain clients. In April 1996, the Company completed an underwritten public offering of its Common Stock (the "Offering"). The net proceeds to the Company were approximately $16,000,000. The Company expects to use a portion of the proceeds to eliminate reliance on advances from its accounts receivable factor, to finance its accounts receivable growth and to pay accrued dividends on previously outstanding Preferred Stock. In addition, the Company intends to establish regional and international production facilities, where code and data conversion will be completed. The Company intends to use the balance for additional working capital and general corporate purposes.

    At March 31, 1996, the Company had advances of $1,584,000 under a factoring agreement. Advances are limited to 90% of receivables purchased by the factor. A 10% reserve is established upon the purchase of a receivable. In addition, the Company is required to repurchase from the factor any receivable that has not been paid within 90 days of invoice date. Obligations under the factoring agreement are secured by all of the Company's assets. The agreement provides for a finance charge equal to 2% per month of the average daily account balance outstanding. The finance charge is deducted from the established reserve. On April 4, 1996, the Company paid its factor $1,389,473 and terminated its factoring agreement.

    At March 31, 1996, the Company had a working capital deficit of $221,000 compared to a working capital deficit of $194,000 on December 31, 1995.

    The Company has no significant commitments for capital expenditures nor does it anticipate entering into any such commitments in the very near future.

    Management believes that, as a result of increases in sales and improvements in operating efficiencies, cash generated from operations along with the proceeds from the Offering will be adequate to finance its working capital requirements for the next twelve months.

RESULTS OF OPERATIONS

    Revenue for the three months ended March 31, 1996 was $2,571,000, compared to $1,038,000 for the three months ended March 31, 1995, an increase of $1,533,000, or 148%. This increase was primarily attributable to an increase in the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanded marketing efforts.

    Gross margin for the three months ended March 31, 1996 was $1,053,000, compared to $406,000 for the three months ended March 31, 1995, an increase of $627,000, or 154%. Gross margin as a percentage of revenue for the three months ended March 31, 1996 was 41.0%, compared to 39.1%, an increase of 1.9%.

    General, administrative and selling expenses for the three months ended March 31, 1996 were $964,000, compared to $331,000 for the three months ended March 31, 1995, an increase of $633,000, or 191%. General, administrative and selling expenses as a percentage of revenue for the three months ended March 31, 1996 was 37.5%, compared to 31.8% for the three months ended March 31, 1995, an increase of 5.7%. This increase in cost and percentage was primarily the result of additions to the Company's administrative and support staff and the reorganization of its domestic operations into three regions in 1995.

    Other expense for the three months ended March 31, 1996 was $85,000, compared to $51,000 for the three months ended March 31, 1995, an increase of $34,000. The increase was attributable to the increase in volume of accounts receivable factored and the related finance charges.

    The Company reported a net income of $2,000 for the three months ended March 31, 1996, compared to a net income of $24,000 for the three months ended March 31, 1995.

                             PART II - OTHER INFORMATION



ITEM 2 - CHANGES IN SECURITIES

    At a special meeting of the Company's stockholders held on February 16, 1996, the Company's stockholders approved, subject to the closing of the Offering, an amendment to the Company's Certificate of Incorporation to give effect to a one-for-three reverse stock split of the Company's Common Stock. As a result of the one-for-three reverse stock split, each three shares of the Company's Common Stock, par value $.01 per share, outstanding immediately prior to closing of the Offering became exchangeable for one share of Common Stock, par value $.001 per share. The amendment to the Company's Certificate of Incorporation also eliminated authorization of the Company's Preferred Stock.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of the Company's stockholders was held on February 16, 1996. At the meeting, the Company's stockholders approved the following proposals:

         1. A reverse stock split (the "Reverse Stock Split") causing one (1) share of $.001 par value Common Stock (the "New Common Stock") to be substituted for each three (3) shares of $.01 par value Common Stock of the Company outstanding immediately prior to the Reverse Stock Split, to occur simultaneously with the closing of the Offering; and

         2.   An amendment of the Company's Certificate of Incorporation
    (a) authorizing the New Common Stock, (b) effecting the Reverse Stock Split and providing a procedure for payments to shareholders on account of fractional shares resulting from the same, and
    (c) eliminating the authorization of Preferred Stock and all provisions in the Certificate of Incorporation related to the Series A Preferred Stock.

    As to the first proposal, 6,068,751 shares were voted for the proposal, 32,800 shares were voted against the proposal, 28,700 shares abstained from voting, and 36,473 shares were broker non-votes.

    As to the second proposal, 4,123,432 shares were voted for the proposal, 31,200 shares were voted against the proposal, 30,400 shares abstained from voting, and 1,981,692 shares were broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1996. The exhibits filed as a part of this report are listed below.


Exhibit No.   Description
- -----------   -----------
     3.1*     Certificate of Incorporation and all amendments thereto

     3.2*     Amended and Restated Bylaws

     4.1*     Form of Common Stock Certificate

     4.2 See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock

    10.1*     1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock
              Option Plan

    10.2* Lease Agreement, dated June 7, 1994, between the Company and Rainier Plaza Limited Partnership

    10.3* Lease Agreement, dated December 14, 1994, between the Company and Wright Runstad Properties L.P.

    10.4* Factoring Agreement, dated June 13, 1995, between the Company and Silicon Valley Financial Services

    10.5* Promissory Note, dated February 28, 1994, made by Larry W. Martin in favor of the Company in the original principal amount of $65,000

    10.6* Promissory Note, dated August 31, 1994, made by Larry W. Martin in favor of the Company in the original principal amount of $50,000

    10.7* 1996 Client Services Agreement and Financial Schedule, dated September 27, 1995, between the Company and Kaiser Permanente

    10.8* Promissory Note, dated February 9, 1996, made by the Company in favor of William H. Parsons in the original principal amount of $65,000

    10.9* Promissory Note, dated February 9, 1996, made by the Company in favor of Larry W. Martin in the original principal amount of $50,000

    11.1      Statement regarding computation of per share earnings

    27.1      Financial Data Schedule


* Filed as an exhibit to Amendment No. 1 to Form SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission on behalf of the Company on March 20, 1996 (Registration No. 333-841).

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Data Dimensions, Inc.
                                  ------------------------------------------

                                  (Registrant)



     05/15/96                  By /s/ William H. Parsons
    ---------                     ------------------------------------------
    Date                          William H. Parsons, Chief Financial Officer,
                                  on behalf of the registrant, and as
                                  Principal Financial and Accounting Officer