Form 10-Q
period 1996-06-30
DATA DIMENSIONS INC
filed 1996-08-12
CIK 26990

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-QSB

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                               --------------------------------------------


                                      OR


_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    ---------------------

Commission File Number        0-4748
                      ----------------------

                              Data Dimensions, Inc.
- -------------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                        06-0852458
- -------------------------------------------------------------------------------
 (NAME OR OTHER JURISDICTION OF                          (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

               777 - 108th Avenue NE, Suite 2070, Bellevue, WA  98004
- -------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (206) 688-1000
                                                  -----------------------------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES___X___  NO______.

Indicate the number of shares outstanding of each of the issuers classes of common stock, of the latest practicable date Common Stock 3,778,890 shares as of July 31, 1996
      ---------------------------------------------------

Transitional small business disclosure format (check one).
YES_____  NO___X___.

The index to exhibits appears on Page 10.

                             DATA DIMENSIONS, INC.

                                     INDEX

                                                                    PAGE
PART I - FINANCIAL INFORMATION                                     NUMBER
- ------------------------------                                     ------

ITEM 1 - FINANCIAL STATEMENTS
- ------

      Condensed Balance Sheets                                         3
      June 30, 1996 and December 31, 1995

      Condensed Statements of Operations                               5
      for the three and six month period ended June 30, 1996
      and June 30, 1995

      Condensed Statements of Cash Flow                                6
      for the six month period ended June 30, 1996
      and June 30, 1995

      Notes to Condensed Financial Statements                          7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          8
- ------   OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

PART II - OTHER INFORMATION                                           11
- ---------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
- ------   SECURITY HOLDERS                                             11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K                              11
- ------

      Signatures                                                      12

                                 DATA DIMENSIONS, INC.
                                CONDENSED BALANCE SHEETS


                                                    (In thousands)

ASSETS                                     June 30, 1996    December 31, 1995
                                           -------------    -----------------
CURRENT ASSETS
   Cash                                        $14,438            $   65
   Accounts receivable, less allowance
     for doubtful accounts of $2,500
     in 1996, 1995                               2,374             1,448
   Due from officer                                -0-                35
   Prepaid and other assets                        637                90
   Deferred income taxes                           358               450
                                               -------            ------
TOTAL CURRENT ASSETS                            17,807             2,088
                                               -------            ------

EQUIPMENT, FURNITURE AND
   LEASEHOLD IMPROVEMENTS

   Computers and Equipment                         344               222
   Furniture                                        38                16
   Leasehold improvements                           21                21
                                               -------            ------

                                                   403               259

Less accumulated depreciation                      111                93
                                               -------            ------

EQUIPMENT AND FURNITURE, NET                       292               166
                                               -------            ------

                                               $18,099            $2,254
                                               -------            ------
                                               -------            ------


The accompanying notes to the financial statements are an integral part of these balance sheets.

                                 DATA DIMENSIONS, INC.
                                CONDENSED BALANCE SHEETS


LIABILITIES AND                                      (In thousands)
STOCKHOLDERS EQUITY
(DEFICIT)                                    June 30, 1996    December 31, 1995
                                             -------------    -----------------

CURRENT LIABILITIES
   Advance billing                                  417                 655
   Advances from factor                             -0-                 824
   Accrued compensation                             255                 221
   Accounts payable                                 508                 211
   Accrued payroll taxes                            240                 121
   Accrued commissions                              137                 143
   Dividends payable                                -0-                  70
   Accrued expenses                                  26                  37
   Notes and other payable to officers              -0-                   0
                                                 -------            -------

TOTAL CURRENT LIABILITIES                        $ 1,583            $ 2,282
                                                 -------            -------
                                                 -------            -------

STOCKHOLDERS'  EQUITY (DEFICIT)

Common stock, $.001 par value;
   20,000,000 shares authorized;
   3,501,826 and 2,171,821 shares issued               4(1)               2(1)
Capital in excess of par value                    17,979              1,524
Accumulated deficit                               (1,416)            (1,554)
   Less shares held in treasury at cost;
     1,328 shares and 0 shares at June 30,
     1996 and December 31, 1995 respectively         (51)               -0-
                                                 -------            -------

Total Stockholders' Equity (Deficit)              16,516                (28)
                                                 -------            -------

                                                 $18,099            $ 2,254
                                                 -------            -------
                                                 -------            -------

(1)  Adjusted to give effect to a 1 for 3 reverse stock split.

The accompanying notes to the financial statements are an integral part of these balance sheets.

                                 DATA DIMENSIONS, INC.
                           CONDENSED STATEMENTS OF OPERATIONS


                                      (In thousands, except per share data)

                                  Three Month Period       Six Month Period
                                     Ended June 30,          Ended June 30,
                                  1996        1995         1996         1995
                                 ------      ------       ------       ------
REVENUE                          $3,018      $1,349       $5,589       $2,387

DIRECT COSTS                      1,657         814        3,175        1,446
                                 ------      ------       ------       ------

Gross Margin                      1,361         535        2,414          941

GENERAL, ADMIN &
   SELLING EXPENSES               1,309         370        2,273          701
                                 ------      ------       ------       ------

Income From Operations               52         165          141          240

OTHER EXPENSE (INCOME)             (174)         57          (89)         108
                                 ------      ------       ------       ------

INCOME BEFORE TAXES                 226         108          230          132

INCOME TAXES                         90         -0-           92          -0-
                                 ------      ------       ------       ------

NET INCOME                         $136        $108         $138         $132
                                 ------      ------       ------       ------

NET INCOME PER SHARE               $.04       $0.05(1)     $0.04        $0.06(1)
                                 ------      ------       ------       ------

WEIGHTED AVERAGE
  SHARES OUTSTANDING              3,864       2,376(1)     3,902        2,366(1)
                                 ------      ------       ------       ------


(1)  Adjusted to give effect to a 1 for 3 reverse stock split.


The accompanying notes to the financial statements are an integral part of these balance sheets.

                                 DATA DIMENSIONS, INC.
                          CONDENSED STATEMENTS OF CASH FLOW


                                                 Six Month Period Ended June 30
                                                          (In thousands)

                                                        1996          1995
                                                       -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  138        $ 132
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                         18           14
     Changes in assets and liabilities
      Accounts receivable                                 (926)        (198)
      Prepaid and other assets                            (455)         (43)
      Advance billings                                    (238)          90
      Accounts payable                                     297           26
      Accrued compensation                                  28          (52)
      Accrued and withheld payroll taxes                   119         (113)
      Accrued expenses                                     (11)           2
                                                       -------       ------

Net Cash Provided by (Used in) Operating Activities     (1,030)        (142)
                                                       -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment and furniture                  (134)          (9)
    Leasehold improvements                                 (10)         (15)
    Due from officer                                         0          124
                                                       -------       ------

Net Cash Provided by (Used in) Investing Activities       (144)         100

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes and other payables to officers     -0-         (135)
    Payments on dividend                                   (35)           0
    Decrease in advances from factor                      (824)         110
    Issuance of common stock                            16,406           37
                                                       -------       ------
Net Cash Provided by (Used in) Financing Activities     15,547           12
                                                       -------       ------

NET CHANGE IN CASH                                      14,373          (30)

CASH, beginning of year                                     65           42
                                                       -------       ------

CASH, June 30, 1996 and June 30, 1995                  $14,438       $   12
                                                       -------       ------
                                                       -------       ------


The accompanying notes to the financial statements are an integral part of these statements.

                              DATA DIMENSIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

     The financial information included herein for the six month periods ended June 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from Data Dimensions, Inc.'s Annual Report to Shareholders which is incorporated by reference into the Company's 1995 Form 10-KSB. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  ACCOUNTING POLICIES

     Reference is made to Note l of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.

                       Management's Discussion and Analysis
                                      of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Revenue for the three months ended June 30, 1996 was $3,018,000, compared to $1,349,000 for the three months ended June 30, 1995, an increase of $1,669,000, or 124%. This increase was primarily attributable to an increase in the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanded marketing efforts.

     Gross margin for the three months ended June 30, 1996 was $1,361,000, compared to $535,000 for the three months ended June 30, 1995, an increase of $826,000, or 154%. Gross margin as a percentage of revenue for the three months ended June 30, 1996 was 45.1%, compared to 39.7% for the like period in 1995, an increase of 5.4%. This percentage increase was primarily the result of an increase in the amount of licensee income.

     General, administrative and selling expenses for the three months ended June 30 , 1996 were $1,309,000, compared to $370,000 for the three months ended June 30, 1995, an increase of $939,000 or 254%. General, administrative and selling expenses as a percentage of revenue for the three months ended June 30, 1996 were 43.4%, compared to 27.4% for the three months ended June 30, 1995, an increase of 16.0%. Approximately $650,000 of this increase in cost was the result of additions to the Company's administrative and support staff and related operating costs and the reorganization of its domestic operations into three regions in the last six months of 1995. The remaining increase in cost was related to adding support and sales staff and the acquisition and training cost of increased sales and technical staff..

     Other income for the three months ended June 30, 1996 was $174,000, compared to other expense of $57,000 for the three months ended June 30,1995. The income for the three months in 1996 was attributable to interest earned from investments. The other expense for the three months in 1995 was attributable to accounts receivable factored and the related finance charges.

     The Company reported a net income of $136,000 for the three months ended June 30, 1996, compared to a net income of $108,000 for the three months ended June 30, 1995.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Revenue for the six months ended June 30, 1996 was $5,589,000, compared to $2,387,000 for the six months ended June 30, 1995, an increase of $3,202,000, or 134%. This increase was primarily attributable to an increase of the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanded marketing efforts.

     Gross margin for the six months ended June 30, 1996 was $2,414,000, compared to $941,000 for the six months ended June 30, 1995, an increase of $1,473,000, or 157% Gross margin as a percentage of revenue for the six months ended June 30, 1996 was 43.2%, compared to 39.4% for the like period in 1995, an increase of 3.8%. This percentage increase was primarily the result of an increase in the amount of licensee income.

     General, administrative and selling expenses for the six months ended June 30, 1996 were $2,273,000, compared to $701,000 for the six months ended June 30, 1995, an increase of $1,572,000 or 224%. General, administrative and selling expenses as a percentage of revenue for the six months ended June 30, 1996 was 40.7%, compared to 29.4% for the six months ended June 30, 1995, an increase of 11.3%. Approximately $1,275,000 of this increase in cost was the result of additions to the Company's administrative and support staff and related operating costs and the reorganization of its domestic operations into three regions in the last six months of 1995. In addition, during the second quarter of 1996, additional support staff and personnel training and acquisition costs were incurred to support the Company's continued growth.

     Other income for the six months ended June 30, 1996 was $89,000, compared to other expense of $108,000 for the like six months in 1995. The other income for the six months in 1996 was attributable to investment income during the second quarter of 1996, offset by costs related to accounts receivable factored during the first quarter of 1996. The other expense for the six months in 1995 was attributable to accounts receivable factored and related finance charges for six months.

     The Company reported a net income of $138,000 for the six months ended June 30, 1996, compared to a net income of $132,000 for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL COMMITMENTS


     During the six months ended June 30, 1996, the company generated its cash needs through factoring its accounts receivable and proceeds from an underwritten public offering of Common Stock. The net proceeds to the Company were approximately $16,300,000. The Company used a portion of the proceeds to eliminate reliance on advances from its accounts receivable factor and to pay accrued dividends on previously outstanding Preferred Stock. In addition, the Company initiated the establishment of an international production facility in Ireland, where code and data conversion is being performed.

     At June 30, 1996, the Company had working capital of $16,224,000 compared to a working capital deficit of $194,000 on December 31, 1995.

     During the next twelve months, the Company plans to invest up to approximately $1,500,000 in personnel, equipment, and other related expenses to develop and market an advance Year 2000 product based upon its current proprietary Year 2000 methodology. The product will be available to third-party providers, including computer and software companies, systems integrators, and consultants. These expenses will be deferred and amortized over a 4 to 5 year period. The funds for this investment will be taken from available working capital.

                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of the Company was held on June 3, 1996 at which the shareholders elected the two nominees for director to the Board of Directors of the Company. The two directors elected, along with the voting results are as follows:

                                      No. of Shares        No. of Shares
            Name                        Voting For         Withheld Voting
            -----                     -------------        ---------------
     Philip N. Newbold                  2,846,886               2,755
     (Class II)

     Thomas W. Fife                     2,846,853               2,788
     (Class III)


The terms of Larry W. Martin and William H. Parsons as directors continued after the annual meeting of shareholders.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter June 30, 1996. The exhibits filed as a part of this report are listed below.


EXHIBIT NO.


11.  Calculations of Net Income Per Share

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Data Dimensions, Inc.
                                        --------------------------
                                        (Registrant)




                                         By:  /s/ Larry W. Martin
- -------------------------------             -------------------------------
Date                                        Larry W. Martin, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)





                                         By:  /s/ William H. Parsons
- -------------------------------             -------------------------------
Date                                        William H. Parsons, CFO
                                            (Principal Financial and
                                            Accounting Officer)