Form 10QSB
period 1996-09-30
DATA DIMENSIONS INC
filed 1996-11-13
CIK 26990

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-QSB


(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ________________

Commission File Number  0-4748

                               DATA DIMENSIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   06-0852458
(NAME OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)


               777 - 108TH AVENUE NE, SUITE 2070, BELLEVUE, WA  98004
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (206) 688-1000

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X       NO        .
     -------       -------

     Indicate the number of shares outstanding of each of the issuers classes of common stock, of the latest practicable date

           Common Stock 3,793,812 shares as of November 6, 1996

Transitional small business disclosure format (check one).

YES             NO    X   .
     -------       -------

The index to exhibits appears on Page 10.

                     DATA DIMENSIONS, INC. and SUBSIDIARY

                                      INDEX


                                                                         PAGE
PART I - FINANCIAL INFORMATION                                          NUMBER
ITEM 1 - FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995                          3

         Condensed Consolidated Statements of Operations                   5
         for the three and nine month periods ended September 30, 1996 and September 30, 1995

         Condensed Consolidated Statements of Cash Flow                    6
         for the nine month periods ended September 30, 1996
         and September 30, 1995

         Notes to Condensed Consolidated Financial Statements              7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                              8
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS


PART II - OTHER INFORMATION                                               11


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K                                  11


         Signatures                                                       12

                     DATA DIMENSIONS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                   SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                   ------------------    -----------------
                                              (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                   $   125              $   65
  Investments available for sale,
    at fair value                              13,315                -
  Accounts receivable, less allowance
    for doubtful accounts                       2,830               1,448
  Due from officer                               -                     35
  Notes receivable                                310                -
  Prepaid and other assets                        638                  90
  Deferred income taxes                           205                 450
                                              -------              ------

TOTAL CURRENT ASSETS                           17,423               2,088
                                              -------              ------

EQUIPMENT, FURNITURE AND
   LEASEHOLD IMPROVEMENTS

  Computers and equipment                         567                 222
  Furniture                                       119                  16
  Leasehold improvements                           21                  21
                                              -------              ------

                                                  707                 259
Less accumulated depreciation                     151                  93
                                              -------              ------

EQUIPMENT AND FURNITURE, NET                      556                 166

PRODUCT DEVELOPMENT COST, NET                     650                -
                                              -------              ------

                                              $18,629              $2,254
                                              -------              ------
                                              -------              ------

The accompanying notes are an integral part of these financial statements.

                    DATA DIMENSIONS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                          September 30, 1996   December 31, 1995
                                          ------------------   -----------------
                                                       (In thousands)
CURRENT LIABILITIES
   Advance billing                              $   583            $   655
   Advances from factor                              -                 824
   Accrued compensation                             301                221
   Accounts payable                                 657                211
   Accrued payroll taxes                             38                121
   Accrued commissions                              183                143
   Dividends payable                                 -                  70
   Accrued expenses                                 145                 37
                                                -------             ------

TOTAL CURRENT LIABILITIES                         1,907              2,282
                                                -------             ------

STOCKHOLDERS'  EQUITY (DEFICIT)
Common stock, $.001 par value;
 20,000,000 shares authorized;
 3,788,147 and 2,171,821 shares issued                4                  2
Capital in excess of par value                   18,006              1,524
Less 2,353 shares held in treasury at cost          (83)                -
Accumulated deficit                              (1,205)            (1,554)
                                                -------             ------

Total Stockholders' Equity (Deficit)             16,722                (28)
                                                -------             ------
                                                $18,629             $2,254
                                                -------             ------
                                                -------             ------


The accompanying notes are an integral part of these financial statements.

                     DATA DIMENSIONS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Three Month Period         Nine Month Period
                              Ended September 30,       Ended September 30,
                              -------------------       -------------------
                               1996         1995         1996         1995
                              ------       ------       ------       ------
                                   (In thousands, except per share data)
REVENUE                       $3,962       $1,524       $9,551       $3,912

DIRECT COSTS                   2,164          860        5,339        2,256
                              ------       ------       ------       ------

Gross Margin                   1,798          664        4,212        1,656

GENERAL, ADMIN &
   SELLING EXPENSES            1,648          558        3,921        1,310
                              ------       ------       ------       ------

Income From Operations           150          106          291          346

OTHER INCOME (EXPENSE)           214          (50)         303         (158)
                              ------       ------       ------       ------

INCOME BEFORE TAXES              364           56          594          188

INCOME TAXES                     153           -           245          -
                              ------       ------       ------       ------

NET INCOME                    $  211       $   56       $  349       $  188
                              ------       ------       ------       ------
                              ------       ------       ------       ------

NET INCOME PER SHARE          $  .05       $ 0.02(1)    $ 0.10       $ 0.08(1)
                              ------       ------       ------       ------
                              ------       ------       ------       ------

WEIGHTED AVERAGE
  SHARES OUTSTANDING           3,931        2,488(1)     3,395        2,475(1)
                              ------       ------       ------       ------



(1)  Adjusted to give effect to a 1 for 3 reverse stock split.

  The accompanying notes are an integral part of these financial statements.

                    DATA DIMENSIONS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                     Nine Month Period Ended September 30,
                                                                 (In thousands)
                                                               1996          1995
                                                             --------       -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $    349       $ 188
    Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                61          22
      Deferred income taxes                                       245          -
    Changes in certain assets and liabilities
      Accounts receivable                                      (1,383)       (293)
      Prepaid and other assets                                   (551)        (28)
      Notes receivable                                           (310)         -
      Advance billings                                            (72)        (27)
      Accounts payable                                            446          20
      Accrued compensation                                        120         (38)
      Accrued and withheld payroll taxes                          (83)        (89)
      Accrued expenses                                            108         (47)
                                                             --------       -----
Net Cash Used in Operating Activities                          (1,070)       (292)
                                                             --------       -----

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of investments                                  (45,903)         -
    Maturities and sales of investments                        32,588          -
    Purchases of equipment and furniture                         (447)        (24)
    Leasehold improvements                                         -          (14)
    Due from officer                                               -          124
    Investment in product                                        (650)         -
                                                             --------       -----

Net Cash Provided by (Used in) Investing Activities           (14,412)         86
                                                             --------       -----

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes and other payables to officers            -0-        (161)
    Payments on dividend                                          (35)          0
    Repayment of advances from factor                            (824)          4
    Proceeds from issuance of common stock                     16,401         337
                                                             --------       -----

Net Cash Provided by Financing Activities                      15,542         180
                                                             --------       -----

NET INCREASE (DECREASE) IN CASH                                    60         (26)

CASH, beginning of period                                          65          42
                                                             --------       -----

CASH, end of period                                          $    125       $  16
                                                             --------       -----
                                                             --------       -----


  The accompanying notes are an integral part of these financial statements.

                            DATA DIMENSIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION
     The financial information included herein for the nine month periods ended September 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from Data Dimensions, Inc.'s Annual Report to Shareholders which is incorporated by reference into the Company's 1995 Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  ACCOUNTING POLICIES
     Reference is made to Note 1 of Notes to Financial Statements in the Company's Annual Report on Form 10-KSB for the summary of significant accounting policies.

     The Company's financial statements include the accounts of Data Dimensions, Inc. and its subsidiary, Data Dimensions Ireland Limited. Significant intercompany transactions and balances have been eliminated.

     Product development costs are those costs relating to the conceptual formulation and design of products and processes. The Company capitalizes costs incurred to establish product and process technology for products in development which are considered to have attained technological feasibility, as such term is defined and interpreted in accordance with generally accounting principles. Capitalized costs are amortized on a straight line basis over the estimated productive life of the product.

     The Company considers all liquid interest-earning investments with the maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and eighteen months from the purchase date and are classified as available for sale and are recorded at fair value.

                     Management's Discussion and Analysis
                                     of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenue for the three months ended September 30, 1996 was $3,962,000, compared to $1,524,000 for the three months ended September 30, 1995, an increase of $2,438,000, or 160%. This increase was primarily attributable to an increase in the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanded marketing efforts.

     Gross margin for the three months ended September 30, 1996 was $1,798,000, compared to $664,000 for the three months ended September 30, 1995, an increase of $1,134,000, or 171%. Gross margin as a percentage of revenue for the three months ended September 30, 1996 was 45.4%, compared to 43.5% for the like period in 1995, an increase of 1.9%. This percentage increase was primarily the result of an increase in the amount of licensee income which has a higher gross margin contribution.

     General, administrative and selling expenses for the three months ended September 30, 1996 were $1,648,000, compared to $558,000 for the three months ended September 30, 1995, an increase of $1,090,000 or 195%. General, administrative and selling expenses as a percentage of revenue for the three months ended September 30, 1996 were 41.6%, compared to 36.6% for the three months ended September 30, 1995, an increase of 5.0%. Approximately $700,000 of this increase in cost was the result of additions to the Company's administrative and support staff and related operating costs and the reorganization of its domestic operations into three regions in the last four months of 1995. The remaining increase in cost was related to adding support and sales staff, the acquisition and training cost of increased sales and technical staff and increased marketing costs.

     Other income for the three months ended September 30, 1996 was $214,000, compared to other expense of $50,000 for the three months ended September
30, 1995. The income for the three months in 1996 was attributable to interest earned from investments. The other expense for the three months in 1995 was attributable to accounts receivable factored and the related finance charges.

     The Company reported a net income of $211,000 for the three months ended September 30, 1996, compared to a net income of $56,000 for the three months ended September 30, 1995.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenue for the nine months ended September 30, 1996 was $9,551,000, compared to $3,912,000 for the nine months ended September 30, 1995, an increase of $5,639,000, or 144%. This increase was primarily attributable to an increase of the general awareness of the millennium problem and demand for millennium consulting services and the Company's continued expanded marketing efforts.

     Gross margin for the nine months ended September 30, 1996 was $4,212,000, compared to $1,656,000 for the six months ended June 30, 1995, an increase of $2,556,000, or 154%. Gross margin as a percentage of revenue for the nine months ended September 30, 1996 was 44.1%, compared to 42.3% for the like period in 1995, an increase of 1.8%. This percentage increase was primarily the result of an increase in the amount of licensee income.

     General, administrative and selling expenses for the nine months ended September 30, 1996 were $3,921,000, compared to $1,310,000 for the nine months ended September 30, 1995, an increase of $2,611,000 or 199%. General, administrative and selling expenses as a percentage of revenue for the four months ended September 30, 1996 were 41.0%, compared to 33.5% for the nine months ended September 30, 1995, an increase of 7.5%. Approximately $1,975,000 of this increase in cost was the result of additions to the Company's administrative and support staff and related operating costs and the reorganization of its domestic operations into three regions in the last four months of 1995. In addition, during the nine months of 1996, additional support staff, personnel training and recruiting costs, and marketing costs were incurred to support the Company's continued growth.

     Other income for the nine months ended September 30, 1996 was $303,000, compared to other expense of $158,000 for the like nine months in 1995. The other income for the nine months in 1996 was attributable to investment income during the second and third quarter of 1996, offset by costs related to accounts receivable factored during the first quarter of 1996. The other expense for the nine months in 1995 was attributable to accounts receivable factored and related finance charges for nine months.

     The Company reported a net income of $349,000 for the nine months ended September 30, 1996, compared to a net income of $188,000 for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL COMMITMENTS

     During the nine months ended September 30, 1996, the Company generated cash primarily through proceeds from an underwritten public offering of Common Stock. The net proceeds to the Company from this stock offering were approximately $16,300,000. The Company used a portion of the proceeds to eliminate reliance on advances from its accounts receivable factor and to pay accrued dividends on previously outstanding Preferred Stock. In addition, the Company established an international production facility in Ireland, where code and data conversion is being performed.

     At September 30, 1996, the Company had working capital of $15,516,000 compared to a working capital deficit of $194,000 on December 31, 1995.

     During the quarter ended September 30, 1996, the Company invested approximately $875,000 in capitalized product development cost in personnel, equipment and other related expenses to develop an advanced Year 2000 product based upon its current proprietary Year 2000 methodology. The product, named ARDES 2K, will be sold directly to clients and to third-party providers, including computer and software companies, systems integrators, and consultants. The Company is continuing development work on the product and does not expect any significant revenue from ARDES 2K prior to the first quarter of 1997.

     On September 16, 1996, the Company announced that it had signed a letter of intent to acquire Millennium U.K., Ltd., a current licensee located in Bournemouth, England. Anticipated terms of the transaction are an initial payment of cash and stock, with an earn-out for stock over two years. Final terms and closing of the transaction are contingent upon completion of a definitive agreement. As of the filing date of this 10-QSB no definitive agreement has been signed.

     During the next six months, the Company plans to invest additional funds to continue the development and marketing of ARDES 2K. Based upon the Company's current operating plan, it believes that its cash, cash equivalents on hand and investments available for sale will be sufficient to meet its current working capital needs, capital expenditure requirements, additional investment in product development and the possible acquisition of Millennium U.K., Ltd.

                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1996. The exhibits filed as a part of this report are listed below.


Exhibit No.

11.  Calculations of Net Income Per Share

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATA DIMENSIONS, INC.
                                          (Registrant)





--------------------                   By: /s/ Larry W. Martin
Date                                       -----------------------------------
                                           Larry W. Martin, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



--------------------                   By: /s/ William H. Parsons
Date                                       -----------------------------------
                                           William H. Parsons, CFO
                                           (Principal Financial and
                                           Accounting Officer)