Form 10KSB
period 1996-12-31
DATA DIMENSIONS INC
filed 1997-03-27
CIK 26990

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                    -----------------------------------------

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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


                               2000 SKYLINE TOWER
                              10900 N.E. 4TH STREET
                           BELLEVUE, WASHINGTON 98004
                                 (206) 688-1000
          (Address and Telephone Number of Principal Executive Offices)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)
                    -----------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 1996 were $14,835,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 5, 1997 was approximately $160,000,000.

         As of March 5, 1997, there were 3,816,740 shares of Common Stock, par value $.001 per share, outstanding.

         The index to exhibits appears on page 34 of this document.
                    -----------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of the Proxy Statement for its 1997 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------

                              DATA DIMENSIONS, INC.
                         1996 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----

                                     PART I.
ITEM 1.           DESCRIPTION OF BUSINESS...................................................  3

ITEM 2.           DESCRIPTION OF PROPERTY...................................................  9

ITEM 3.           LEGAL PROCEEDINGS.........................................................  9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................  9

                                    PART II.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................  9

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................................. 10

ITEM 7.           FINANCIAL STATEMENTS...................................................... 16

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.................................................. 16

                                    PART III.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT....................................................... 16

ITEM 10.          EXECUTIVE COMPENSATION.................................................... 16

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................................ 16

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................ 16

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.......................................... 17


                                     PART I.

ITEM 1.           DESCRIPTION OF BUSINESS

         The following discussion contains certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Associated Risks."

INTRODUCTION

         Data Dimensions, Inc. ("Data Dimensions" or the "Company") provides high quality knowledge-based and tool-assisted millennium consulting services. The Company's millennium consulting services are based on its proprietary millennium consulting process (the "Millennium Process"). This process consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond. Data Dimensions began providing millennium consulting services in 1991 and has specialized in this service since 1993. The Company's clients consist primarily of large business and governmental organizations. The Company was incorporated under Delaware law in 1968.

         Data Dimension's experience in analyzing and resolving the millennium problems of business organizations is incorporated in the Millennium Process, which enables the Company to develop customized solutions to a client's specific millennium problems. Through the application of the Millennium Process, the Company is able to identify, evaluate and select specific software tools that would be most effective in assisting the client with the millennium update process. In addition, during this process the Company gains knowledge about all areas of the client's computer systems, positioning it to provide a broad range of computer consulting services not related to the millennium problem. Furthermore, the Company has documented its knowledge base into a series of proprietary processes and packaged the information in a new media format for ease of use and distribution. These processes and new media format, designated as Ardes 2k(TM), provide step-by-step procedures to allow technology specialists to identify and resolve technology related Year 2000 problems.

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

                  Hardware. Date-dependent functions are routinely incorporated into hardware systems. For example, computer chips found in the operating systems utilized by PCs and mainframes generally include date processing functions. Additionally, the operating systems of some older mainframes will be rendered inoperable due to their inability to interpret dates for the year 2000.

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

         The Millennium Consulting Market. The world-wide cost of resolving the millennium problem is estimated to exceed several billion dollars over the next several years. The millennium consulting market consists of those aspects of the millennium problem that cannot be resolved by in-house information services personnel. The Company believes most organizations will initially attempt to resolve the millennium problem internally. However, due to budget constraints, as well as limitations on resources and expertise, the Company believes it is likely that a substantial portion of the millennium update process will be outsourced to consulting firms such as Data Dimensions.

THE DATA DIMENSIONS APPROACH

         As part of Data Dimensions' "total solutions" approach, the Millennium Process is designed to resolve all aspects of a client's millennium problem. The Company performs a complete evaluation of the client's entire information system, including its applications software, systems software and hardware, and also identifies devices used by a client which contain embedded systems potentially affected by the millennium problem. In addition, the Company interfaces with a client's software vendors to determine the extent to which those vendors are taking responsibility for updating their products, analyzes the millennium problems of the client's vendors and the impact that the client's millennium conversion may have on its customers, vendors and regulators.

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

                  Expand Domestic Coverage. The Company intends to continue to open new sales and consulting offices in various cities throughout the United States to enhance its accessibility and responsiveness to clients. The Company also will increase the size of its direct sales force and technical staff to meet anticipated market growth.

                  Refine Millennium Process. The Company's strategy is to continuously update and refine the Millennium Process to incorporate the Company's expanding knowledge base. As part of this process, the Company will continue to test proprietary software tools which are specifically designed to address the unique millennium problems of each of its clients.

                  Expand International and Domestic Licensees. The Company will continue to pursue strategic opportunities to expand its global presence by licensing the Millennium Process to leading computer consulting firms in specifically targeted markets in North and South America, Europe and the Pacific Rim. The Company believes that these licensing arrangements provide potential for growth in new markets, enable the Company to service multinational clients and increase market awareness of the Company's services.

                  Market and Sell Ardes 2k. The Company's strategy is to expand its leverage by allowing current and future licensees and the Company' sales staff to sell Ardes 2k directly to end users. The Company believes that this new offering will support organizations who desire to perform the Year 2000 work with their internal staff. Furthermore, Ardes 2k will provide the vehicle for organizations to train millennium staff quickly and to consistently manage the Year 2000 problem.

                  Off Site Data Conversion. The Company will continue to expand the use of its Galway, Ireland facility where code and data conversion is being completed.

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

COMPANY SERVICES

         The Millennium Consulting Service. The Company's millennium consulting service is based on the Millennium Process, which consists of three separate phases: planning, preparation and implementation. These phases are offered either individually or together as part of the Company's "total-solutions" approach to resolving a client's millennium problems.

                  Planning Phase. Working with a task force composed of a client's information service professionals, finance personnel and key users, the Company takes an inventory of the client's entire applications software portfolio, identifies date-dependent applications and determines the earliest point in the future that these applications will fail. The Company also identifies computer hardware and embedded systems that may be affected by the millennium problem and analyzes the impact of millennium conversion on the client's date-sensitive products, vendor relationships and regulatory environment. Based on this inventory and analysis, the Company determines which design modifications, code revisions and other measures are needed and prepares an initial cost estimate.

                  Preparation Phase. In this phase, the Company tests various software tools on a sample of the applications software identified in the planning phase to determine which tools are best suited to automate or assist with the actual conversion process and to create a stable environment for that process. The Company tests tools already owned by the client, tools currently available in the millennium consulting market and tools developed by the Company specifically for the client. The Company also offers training in the use of these tools for the client's information services personnel.

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

         As part of its marketing strategy, the Company strives to be one of the leading sources of reliable information on the millennium problem and millennium consulting industry. To implement this strategy, the Company distributes its quarterly Millennium Journal to over 11,000 information service professionals within its target market. In addition, the Company's employees frequently participate in technical roundtables and conferences, thus increasing the Company's industry presence and name recognition. Finally, the Company believes that its international and domestic licensing arrangements will increase market awareness of its services and allow it to attract multinational clients.

         The Company currently maintains a direct sales force and a network of independent sales representatives to market its millennium consulting services and Ardes 2k. The Company relies on its sales force and independent sales representatives to generate new clients as well as to pursue potential leads. To this end, the Company's sales force and representatives are encouraged to engage in direct marketing techniques including visits to businesses within the Company's target market. In addition, the sales force and representatives respond to requests for proposals, follow up on client referrals and pursue leads resulting from technical roundtables and conferences.

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

         During 1996, the Company provided services to approximately 85 clients. During 1996, the Company's largest client, Kaiser Permanente, accounted for approximately $1,927,000, or 13% of revenue. The Company's three largest clients in 1996 accounted for approximately 27% of revenue and the Company's ten largest clients in 1996 accounted for approximately 49% of revenue.

INTELLECTUAL PROPERTY

         The Company's intellectual property primarily consists of the Millennium Process and Ardes 2k. The Company does not have any patents and relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect its ownership of the Millennium Process. The Company generally enters into non-disclosure and confidentiality agreements with its employees, independent sales representatives, licensees and clients. Despite these precautions, it may be possible for an unauthorized third party to replicate the Millennium Process or to obtain and use information that the Company regards as proprietary.

         The Company has licensed the use of the Millennium Process to many consulting firms located in North America, Europe and the Pacific Rim. Although the Company's license agreements with these consulting firms contain confidentiality and non-disclosure provisions, there can be no assurance that the licensee will take adequate precautions to protect the Millennium Process. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the means used by the Company to protect the Millennium Process will be adequate or that the Company's competitors will not independently develop substantially similar or superior methodologies.

         As the number of competitors providing millennium consulting services increases, overlapping methodologies used in such services will become more likely. Although the Millennium Process has never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to, and diversion of effort by, the Company. Any infringement claim or litigation against the Company could, therefore, materially and adversely affect the Company's business, operating results and financial condition.

PRODUCT AND TECHNOLOGY DEVELOPMENT

         During the last six months of 1996, the Company invested $1,255,000 in capitalized product development cost, consisting of personnel and other related expenses, and $182,000 in computer equipment to develop Ardes 2k. The product will be sold directly to clients and to third-party providers, including computer and software companies, systems integrators and consultants.

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

         The principal competitors within the millennium consulting industry are ISSC (a subsidiary of IBM), a joint venture between Coopers & Lybrand and Viasoft, Inc., Computer Horizons Corp., Keane, Inc., Computer Task Group, Inc., and Cap Gemini America, Inc. Some of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the millennium consulting industry. As a result, there can be no assurance that one of the Company's competitors will not develop a millennium consulting methodology which achieves greater market acceptance than the Millennium Process.

EMPLOYEES

         As of January 31, 1997, the Company employed 215 full-time employees, including 135 technical consultants, 22 employees in product development, 11 employees in direct sales and 47 employees in administration and support. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains its headquarters in a leased facility in Bellevue, Washington. The lease on this space will expire on November 30, 1999. In addition, the Company maintains leased office space for regional offices and direct sales personnel located in Walnut Creek, California; Joliet, Illinois; Marlboro, Massachusetts; Dallas, Texas; Littleton, Colorado; Beachwood, Ohio; Montgomery, Alabama; St. Petersburg, Florida; Roswell, Georgia; Reston, Virginia; and Oxford, United Kingdom. Other than the lease for the Company's headquarters and two regional offices which have leases expiring on July 31, 1999 and December 1, 1999, none of the Company's leases have terms in excess of one year. The Company's Irish subsidiary leases space in Galway, Ireland under a ten year lease which may be terminated after five years. The Company believes its facilities are in good condition.


ITEM 3.  LEGAL PROCEEDINGS

         As of March 15, 1997, there were no material pending legal proceedings to which the Company is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.


                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the Nasdaq National Market System under the symbol "DDIM." On April 3, 1996, the Company effected a 1:3 reverse split of its Common Stock, and the information presented in this Item 5 has been adjusted to reflect the effect of this reverse split. On February 19, 1997, the Company's Board of Directors approved a 3-for-1 stock split, effected in the form of a stock dividend, which was paid in shares of the Company's authorized and unissued Common Stock on March 20, 1997 to holders of record as of the close of business on March 5, 1997. The information regarding the Common Stock set forth in this Item 5 has not been adjusted to reflect the effect of this 1997 stock split.

         The stock prices listed below for 1995 and the first quarter of 1996 represent the high and low closing bid prices of the Common Stock, as reported in Bloomberg Financial Market Commodities News, a service of Bloomberg L.P. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The stock prices for the second, third and fourth quarters of 1996 are the high and low bid prices as quoted on the Nasdaq National Market System for such periods.


                                                                  High          Low
                                                                  ----          ---
FISCAL YEAR 1995:
   First quarter ended March 31, 1995...........................  $ 2.63       $ 1.88
   Second quarter ended June 30, 1995...........................    6.75         2.54
   Third quarter ended September 30, 1995......................     4.88         2.25
   Fourth quarter ended December 31, 1995.......................   10.50         4.31
FISCAL YEAR 1996:
   First quarter ended March 31, 1996...........................   22.31         3.38
   Second quarter ended June 30, 1996...........................   55.75        13.88
   Third quarter ended September 30, 1996.......................   44.75        17.75
   Fourth quarter ended December 31, 1996.......................   41.50        23.50


         On March 5, 1997, the closing price of the Common Stock on the Nasdaq National Market System was $52.25 per share. As of March 5, 1997, there were approximately 651 holders of record of the Company's Common Stock.

         The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, for use in its business and to support growth and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. There were no sales of unregistered securities by the Company during the year ended December 31, 1996.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS.

         This Annual Report on Form 10-KSB contains certain forward-looking statements, including, among others (i) the potential extent of the millennium problem and the anticipated growth in the millennium consulting market; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategy for expanding its presence in the computer consulting industry (including opening new sales offices, updating its millennium consulting methodology, expanding its licensing arrangements and positioning itself for non-millennium and post-2000 markets); and (iv) the Company's ability to distinguish itself from its current and future competitors.

         These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the millennium consulting market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the millennium consulting market; and (v) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-KSB will in fact transpire.

OVERVIEW

         Data Dimensions provides high quality knowledge-based millennium consulting services. The Company's millennium consulting services are based on its proprietary millennium consulting process. This process consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond. Additionally, the Company during the latter part of 1996 and early 1997 developed and will launch the sale in 1997 of a CD-ROM/Internet product, Ardes 2k, that provides step-by-step procedures to allow technology specialists to identify and resolve computer related Year 2000 problems. This new offering will support organizations which desire to perform the Year 2000 work with their internal staff. Data Dimensions began providing millennium consulting services in 1991 and has specialized in this service since 1993. The Company's clients consist primarily of large business and governmental organizations.

         The Company markets its services domestically through eleven salespeople and three independent sales representatives. Approximately 65% of the Company's revenue in 1996 was attributable to direct sales and approximately 35% was attributable to the Company's independent sales representatives. The Company has leveraged its technology by licensing the right to use its millennium consulting process to two U.S. computer consulting firms and eleven foreign computer consulting firms servicing 25 countries located in North America, Europe and the Pacific Rim. Approximately 7% of the Company's revenue in 1996 consisted of royalty and license fees pursuant to license agreements with these consulting firms. The Company intends to pursue the growing international market by establishing additional licensing relationships and has an office in the United Kingdom to develop and manage these relationships. However, the Company's ability to increase its international license arrangements will depend on the development of, and the amount of competition in, the international market. In addition, in 1996 and with the support of the Irish Development Authority, the Company established a subsidiary in Galway, Ireland where code and data conversion is being processed.

         The Company's revenue consists of billable hours for services provided by its technical consultants multiplied by contract rates and is recognized at the time services are performed. The Company also receives one time license fees and royalty income from its licensees. Licensee fees are recognized when the licensed technology has been delivered to the licensee and royalty income is recognized as services are provided by the licensee. In 1996, the Company generated most of its revenue from and devoted substantially all of its resources to its millennium consulting services. Over the next several years the Company expects licensing of Ardes 2k to become a larger portion of its revenue and costs. Although the Company believes that demand for certain millennium consulting services will continue after the year 2000, this demand is likely to diminish significantly. Therefore, the Company plans to pursue opportunities in the computer consulting market that are not related to the millennium problem and to develop services to take advantage of those opportunities. The Company intends to use the knowledge obtained in providing its millennium consulting services to address other computer consulting needs of its clients.

         Direct costs consist primarily of salaries, benefits, unreimbursed travel expenses and other costs directly related to consulting services rendered by the Company and to support its licensees. Additionally, since the sales staff is compensated solely based on a percentage of revenue, commissions earned are included in direct costs.

         Gross margin depends primarily on the productivity of the Company's technical staff. Productivity is based on the number of billable staff and their billing rate, the number of working days in a period and the number of hours worked per day. The Company's billable staff are paid salaries; however, clients are charged a time-based rate. Gross margin also depends on the percentage of revenue attributable to royalty income and sales of Ardes 2k because the direct costs associated with royalty income and, commencing in 1997, Ardes 2k sales are lower than those associated with income for services provided directly by the Company. Although the Company anticipates that the percentage of revenue attributable to royalty income will increase, this will primarily depend on the development of, and the amount of competition in, the new markets where the Company has entered. Although Ardes 2k sales will have a lower associated direct cost, the volume of sales is unknown at this time. Finally, gross margin depends on the percentage of revenue attributable to the various phases of the millennium conversion process because gross margin for the implementation phase is generally lower than for the planning phase. The Company expects the percentage of revenue attributable to the implementation phase to increase as the year 2000 approaches, which may have a slightly negative impact on gross margin.

         General, administrative and selling expenses consist primarily of the salaries of the Company's administrative personnel and benefits, travel, promotion and public relations, office expense and other general overhead. Although the Company expects these expenses to increase in absolute terms as a result of the Company's growth and normal cost increases, it expects these expenses to stabilize or gradually decrease as a percentage of revenue. Whether these expenses will stabilize or decrease as a percentage of revenue will depend primarily on the extent to which the increase of its administrative, sales, and support staff will support its future growth.

         Other expense and other income consist primarily of finance charges relating to the Company's factored accounts receivable and income from investments, respectfully. The Company eliminated its reliance on its factor in April 1996 with a potion of the proceeds from a secondary public offering.

         Management anticipates sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards and thus realize its recorded deferred tax assets. In 1996, the Company decreased its deferred tax asset valuation allowance by $450,000 due to Management's belief that it is more likely than not that the related deferred tax assets will be realized. At December 31, 1996, the Company had federal and state net operating loss carryforwards available for utilization of approximately $1,700,000 with expiration dates through 2008. Limitations on utilization may significantly diminish net operating loss carryforwards available to offset future taxable income.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated as a percentage of revenue.

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                        1994         1995      1996
                                                        ----         ----      ----
Revenue............................................... 100.0%       100.0%    100.0%
Direct costs..........................................  58.9         55.9      55.2
                                                       -----        -----     -----
Gross margin..........................................  41.1         44.1      44.8
General, administrative and selling expenses..........  33.0         35.9      42.2
                                                       -----        -----     -----
Income from operations................................   8.1          8.2       2.6
Other income (expenses)...............................  (4.3)        (3.3)      3.3
                                                       -----        -----     ----
Income before income tax benefit......................   3.8          4.9       5.9
Deferred income tax benefit                              0.0          7.2        .5
                                                       -----        -----     -----
Net income............................................   3.8%        12.1%      6.4%
                                                       =====        =====     =====


Comparison of Years Ended December 31, 1996 and 1995

         Revenue for the year ended December 31, 1996 was $14,835,000, compared to $6,232,000 in 1995, an increase of $8,603,000, or 138%. The increase was primarily attributable to an increase in the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanding marketing efforts. As a result of these factors, the Company's client millennium services base grew from approximately 50 clients in 1995 to approximately 105 clients in 1996 In addition, the increase in licensee service providers has grown from 4 in 1995 to 13 in 1996. Licensee fees and royalty revenue in 1996 were approximately $1,050,000 as compared to approximately $400,000 in 1995.

         Gross margin for the year ended December 31, 1996 was $6,644,000, compared to $2,747,000 in 1995, an increase of $3,897,000, or 142%. Gross margin as a percentage of revenue was 45% in 1996, compared to 44% in 1995. The increase in gross margin was the result of an increase in technical billable staff which grew from approximately 60 in 1995 to 130 in 1996.

         General, administrative and selling expenses for the year ended December 31, 1996 were $6,259,000, compared to $2,236,000 in 1995, an increase of $4,023,000, or 180%. This increase was primarily attributable to the Company's rapid growth and normal cost increases. General, administrative and selling expenses as a percentage of revenue increased from 36% in 1995 to 42% in 1996. This percentage increase was primarily the result of adding a chief operating officer in the fourth quarter and increase in administrative, sales and other support staff in order to support the continuous rapid growth of the Company. Because of increased competition and to obtain more market share the Company increased its marketing activities and increased its direct sales staff from 4 in 1995 to 11 in 1996. The Company believes that with its release of Ardes 2k in 1997 and the increase in demand for millennium services, further increase in support and sales staff will be required in 1997. As a result of the Company's secondary public offering in April 1996, additional costs were required to respond to and service an increased level of investor communications activities. The Company expects general, administrative and selling expenses to increase in absolute terms as a result of future growth and normal cost increases, but it expects these expenses to decrease gradually as a percentage of revenue over the next two years.

         Other income for the year ended December 31, 1996 was $492,000 compared to other expense of $207,000 in 1995. The other income for the year 1996 was attributable to investment income during the last nine months of 1996 of $583,000 offset primarily by finance costs of $86,000 related to accounts receivable factored during the first quarter of 1996. The other expense for the year 1995 was all attributable to accounts receivable factored and related finance charges for the year.

         Net income for the year ended December 31, 1996 was $947,000 compared to net income of $754,000 in 1995, an increase of $193,000.

Comparison of Years Ended December 31, 1995 and 1994

         Revenue for the year ended December 31, 1995 was $6,232,000, compared to $3,360,000 in 1994, an increase of $2,872,000 or 86%. This increase was primarily attributable to an increase in the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanded marketing efforts. As a result of these factors, the Company's client base grew from approximately 19 clients to approximately 50 clients in 1995. In addition, while the Company received no royalty income in 1994, the Company received royalty income of approximately $400,000 in 1995.

         Gross margin for the year ended December 31, 1995 was $2,747,000, compared to $1,380,000 in 1994, an increase of $1,367,000, or 99%. Gross margin as a percentage of revenue was 44% in 1995 compared to 41% in 1994. This increase in percentage was primarily a result of an increase in the amount of royalty income as a percentage of revenue (from 0% in 1994 to 6% in 1995) and an increase in technical staff productivity. Additionally, during 1995, the number of clients in the planning phase increased over 1994, further positively impacting gross margin.

         General, administrative and selling expenses for the year ended December 31, 1995 were $2,236,000, compared to $1,107,000 in 1994, an increase of $1,129,000, or 102%. General, administrative and selling expenses as a percentage of revenue increased from 33% in 1994 to 36% in 1995. This percentage increase was primarily the result of additions to the Company's administrative and support staff and the reorganization of its domestic operations. Related to this reorganization, travel, promotion and recruiting expenses increased by approximately $410,000. In the second and third quarters of 1995, the Company hired a chief financial officer and a vice president of technical services, which resulted in an increase in salaries and benefits of approximately $245,000. In the third quarter of 1995, the Company reorganized its domestic operations into three regions, which resulted in additional personnel, lease and other office expenses of approximately $200,000.

         Other expense for the year ended December 31, 1995 was $207,000, compared to $146,000 in 1994, an increase of $61,000 or 42%. The increase was attributable to the increase in the volume of accounts receivable factored and the related finance charges.

         Net income for the year ended December 31, 1995 was $754,000, compared to $127,000 in 1994, an increase of $627,000, or 493%.

Liquidity and Capital Resources

         The Company has experienced significant growth since 1993, with its revenue growing from $1,687,000 in 1993 to $14,835,000 in 1996. During this period and up to April 1996, the Company has financed its cash requirements primarily through factoring its accounts receivable and obtaining advance payments for services to be rendered to certain clients. In April 1996, the Company generated approximately $16,000,000 additional cash through proceeds from an underwritten public offering of Common Stock. The Company used a portion of the proceeds to eliminate reliance on advances from its accounts receivable factor. The Company is using the balance for additional working capital needs, business development and general corporate purposes.

         At December 31, 1996, the Company had working capital of $14,207,000 as compared to a deficit of $194,000 at December 31, 1995, representing an increase in the Company's working capital of $14,401,000. This increase was primarily the result of proceeds to the Company from the Company's Common Stock offering.

         During the last six months of 1996, the Company invested $1,255,000 in capitalized product development cost, consisting of personnel and other related expenses, and $182,000 in computer equipment to develop an advanced Year 2000 product based upon its current proprietary Year 2000 process. The product, named Ardes 2k, will be sold directly to clients and to third-party providers, including computer and software companies, systems integrators and consultants. The Company expects commercial release of the product during the first quarter of 1997.

         Other than the costs to complete the initial release of Ardes 2k during the first quarter of 1997, the Company has no significant commitments for capital expenditures.

         The Company believes that based upon its current operating plan, cash generated from operations and its cash and investments will be adequate to finance its current working capital requirements.

Comparison of Years Ended December 31, 1996 and 1995

         Net cash used in operating activities was $2,308,000 in 1996 and $357,000 in 1995, an increase of $1,951,000. Cash provided by net income and increases in current liabilities were more than offset by the increase in accounts and notes receivable which accounted for most of the use of cash by operating activities.

         Net cash used in investing activities was $10,669,000 in 1996 and $160,000 in 1995. The decrease in cash during 1996 was due to an increase in purchases of investment securities available for sale, investment in product development and purchases of equipment and furniture.

         The cash provided by financing activities was $15,528,000 in 1996 and $540,000 in 1995. The increase in cash provided by financing activities in 1996 was due primarily to net proceeds from issuance of common stock. The increase was partially offset by a decrease in advances from factor resulting from the repayment of such borrowings.

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

         Net cash provided by (used in) investing activities was $540,600 in 1995 and $(63,100) in 1994. The increase in cash provided by financing activities was due primarily to an increase in advances under the factoring agreement and the proceeds of a private placement.


ITEM 7.  FINANCIAL STATEMENTS

         See "Financial Statements and Notes to Financial Statements" set forth on pages F-1 through F-15 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company will file a definitive proxy statement (the "Proxy Statement") relating to its 1997 Annual Meeting of Stockholders pursuant to and in accordance with Section 240.14a-101 within 120 days after the end of the fiscal year covered by this Form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

    NO.                                      Description
    ---                                      -----------
   3.1*   Certificate of Incorporation and all amendments thereto
   3.2    Second Amended and Restated Bylaws
   4.1*   Form of Common Stock Certificate
   4.2    See Exhibits 3.1 and 3.2 for provisions in the Certificate of
          Incorporation and Second Amended and Restated Bylaws of the Company
          defining the rights of the holders of Common Stock
  10.1*   1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option
          Plan
  10.2    1997 Stock Option Plan
  10.3    Lease Agreement For Registrant's Facilities in Bellevue, Washington
  21.1    Subsidiaries
  23.1    Consent of Independent Certified Public Accountants
  24.1    Power of Attorney of Thomas W. Fife
  24.2    Power of Attorney of Robert T. Knight

------------------------------------

* Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-841) filed by the Company on February 9, 1996.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                              DATA DIMENSIONS, INC.
             FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants....................  F-2
Consolidated Balance Sheets...........................................  F-3
Consolidated Statements of Operations.................................  F-4
Consolidated Statement of Stockholders' Equity (Deficit)..............  F-5
Consolidated Statements of Cash Flows.................................  F-6
Notes to Financial Statements.........................................  F-7


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Data Dimensions, Inc.

We have audited the accompanying consolidated balance sheets of Data Dimensions, Inc. and its subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Dimensions, Inc. and its subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




BDO Seidman, LLP
Seattle, Washington
February 12, 1997

                              DATA DIMENSIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS


                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                              1995               1996
                                                                                              ----               ----
Current assets
   Cash and cash equivalents                                                                 $     65          $    2,616
   Investment securities available for sale (Note 2)                                                -               7,684
   Accounts receivable, less $2 allowance for doubtful accounts                                 1,448               4,604
   Notes and other receivables                                                                      -                 699
   Prepaid and other current assets                                                               224                 917
   Deferred income taxes (Note 5)                                                                 450                 550
                                                                                             --------          ----------
     Total current assets                                                                       2,187              17,070
Equipment and furniture, net                                                                      166                 824
Investment securities available for sale (Note 2)                                                   -                 993
Investment in product development                                                                   -               1,255
Other assets                                                                                        -                  62
                                                                                             --------          ----------
                                                                                              $ 2,353          $   20,204
                                                                                             ========          ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities
   Advance billings                                                                          $    655          $      990
   Accounts payable                                                                               211                 677
   Accrued compensation                                                                           343                 519
   Accrued commissions                                                                            241                 434
   Advances from factor (Note 4)                                                                  824                   -
   Other accrued liabilities                                                                      107                 243
                                                                                             --------          ----------
     Total current liabilities                                                                  2,381               2,863
                                                                                             --------          ----------

Stockholders' equity (deficit)
   Common stock; $.001 par value; 20,000 shares authorized;
     2,304 and 3,791 shares issued and outstanding in 1995 and 1996                                69                   4
   Capital in excess of par value                                                               1,457              18,027
   Treasury stock, at cost; 2 shares in 1996                                                        -                 (83)
   Accumulated deficit                                                                         (1,554)               (607)
                                                                                             --------          ----------
     Total stockholders' equity (deficit)                                                         (28)             17,341
                                                                                             --------          ----------
                                                                                              $ 2,353          $   20,204
                                                                                              =======          ==========


                 See accompanying notes to financial statements.

                              DATA DIMENSIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------

                                                      1994        1995        1996
                                                      ----        ----        ----
Revenue                                           $  3,360    $  6,232    $ 14,835
Direct costs                                         1,980       3,485       8,191
                                                  --------    --------    --------

Gross margin                                         1,380       2,747       6,644

General, administrative and selling expenses         1,107       2,236       6,259
                                                  --------    --------    --------

Income from operations                                 273         511         385
                                                  --------    --------    --------

Other income (expense)
  Interest expense                                    (153)       (206)        (86)
  Interest income                                     --          --           583
  Other                                                  7          (1)         (5)
                                                  --------    --------    --------

   Total other income (expense)                       (146)       (207)        492
                                                  --------    --------    --------

Income before income tax                               127         304         877

Income tax benefit (Note 5)                           --           450          70
                                                  --------    --------    --------

Net income                                        $    127    $    754    $    947
                                                  ========    ========    ========

Net income per share                              $    .06    $    .30    $    .27
                                                  ========    ========    ========

Weighted average shares outstanding                  2,299       2,517       3,563
                                                  ========    ========    ========

Pro forma for stock split - unaudited (Note 11)
  Net income per share                            $    .02    $    .10    $    .09
                                                  ========    ========    ========

  Shares used in computation of pro forma
  Net income per share                               6,897       7,551      10,689
                                                  ========    ========    ========





                 See accompanying notes to financial statements.

                              DATA DIMENSIONS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)




                                                                     CAPITAL IN
                                    PREFERRED        COMMON STOCK     EXCESS OF   TREASURY   ACCUMULATED
                                     STOCK             SHARES $       PAR VALUE    STOCK       DEFICIT       TOTAL
                                    ---------        ------------    ----------   --------   -----------     -----
Balance, January 1, 1994           $     28       1,238   $     37    $  1,115    $   --      $ (2,435)   $ (1,255)

Conversion of preferred to              (28)        933         28        --          --          --          --
common

Issuance of common stock               --             1       --             1        --          --             1

Net income                             --          --         --          --          --           127         127
                                   --------    --------   --------    --------    --------    --------    --------

Balance, December 31, 1994             --         2,172         65       1,116        --        (2,308)     (1,127)

Issuance of common stock               --           132          4         341        --          --           345

Net income                             --          --         --          --          --           754         754
                                   --------    --------   --------    --------    --------    --------    --------

Balance, December 31, 1995             --         2,304         69       1,457        --        (1,554)        (28)

Reverse stock split                    --          --          (66)         66        --          --          --

Issuance of common stock:

   Exercise of warrants                --            46       --          --          --          --          --

   Public offering                     --         1,331          1      18,642        --          --        18,643

   Exercise of options                 --           110       --           220        --          --           220

Stock issue costs                      --          --         --        (2,358)       --          --        (2,358)

Acquisition of Treasury Stock in
   connection with exercise of
   options                             --          --         --          --           (83)       --           (83)

Net income                             --          --         --          --          --           947         947
                                   --------    --------   --------    --------    --------    --------    --------

Balance, December 31, 1996         $   --         3,791   $      4    $ 18,027    $    (83)   $   (607)   $ 17,341
                                   ========    ========   ========    ========    ========    ========    ========



                 See accompanying notes to financial statements.

                              DATA DIMENSIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                      1994        1995         1996
                                                                      ----        ----         ----
Cash flows from operating activities
 Net income                                                       $    127    $    754    $    947
Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
   Depreciation and amortization                                        16          33         126
   Deferred income taxes                                              --          (450)        (70)
   Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (169)       (754)     (3,156)
    Increase in notes and other receivables                           --          --          (699)
    Increase in prepaid and other current assets                       (39)       (153)       (693)
    Increase (decrease) in advance billings                            430        (174)        335
    Increase (decrease) in accounts payable                            (56)        154         466
    Increase (decrease) in accrued compensation and related           (128)         58         176
    Increase in accrued commissions                                     80         161         292
   Other                                                                (9)         14         (32)
                                                                  --------    --------    --------

Net cash provided (used) by operating activities                       252        (357)     (2,308)
                                                                  --------    --------    --------

Cash flows from investing activities
 Purchase of investment securities available for sale                 --          --        (9,424)
 Proceeds from sale of investment securities available for sale       --          --           752
 Purchases of equipment and furniture                                  (64)       (125)       (777)
 Investment in product development                                    --          --        (1,255)
 Advances to officer                                                  (124)        (35)         35
                                                                  --------    --------    --------

Net cash used by investing activities                                 (188)       (160)    (10,669)
                                                                  --------    --------    --------

Cash flows from financing activities
 Repayment of notes payable to officers                               (236)       (111)       --
 Proceeds from notes and other payables to officers                     32        --          --
 Increase (decrease) in advances from factor                           140         313        (824)
 Payment of accrued preferred stock dividends                         --          --           (70)
 Net proceeds from issuance of common stock                              1         338      16,422
                                                                  --------    --------    --------

Net cash provided (used) by financing activities                       (63)        540      15,528
                                                                  --------    --------    --------

Net increase in cash and cash equivalents                                1          23       2,551

Cash and cash equivalents, beginning of year                            41          42          65
                                                                  --------    --------    --------

Cash and cash equivalents, end of year                            $     42    $     65    $  2,616
                                                                  ========    ========    ========


                 See accompanying notes to financial statements.

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business - Data Dimensions, Inc. (the "Company") provides millennium conversion computer consulting services to customers located throughout North America and Europe. Additionally, the Company licenses its millennium conversion methodology throughout the world to computer consulting firms located in more than 20 countries. The Company is incorporated in the state of Delaware.

         Significant customers - Revenues from major customers exceeding 10% of total revenue included three customers accounting for 10%, 11% and 49% of 1994 revenue, one customer accounting for 28% of 1995 revenue, and one customer accounting for 13% of 1996 revenue.

         International operations - During 1996, the Company, through its wholly-owned subsidiary, Data Dimensions Ireland Limited, commenced operations in Ireland. Data Dimensions Ireland Limited comprises less than 3% of the Company's consolidated assets, revenues and gross margin.

         Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk include primarily cash and cash equivalents, investment securities, accounts receivable and notes receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions; at times deposits exceed federally-insured limits. The Company places its cash equivalents and investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one issuer. Accounts and notes receivable consist of account balances due from several relatively large companies dispersed primarily across the United States, with no significant geographic concentration, and industry concentrations in financial institutions and healthcare. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

         Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Fair value disclosures - Recorded amounts of cash and cash equivalents, investment securities, receivables, prepaid and other current assets, accounts payable and amounts included in current liabilities meeting the definition of financial instruments approximate fair value.

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


         Cash and Cash Equivalents - Cash and cash equivalents represent funds on deposit with banks or invested in a variety of highly liquid short-term instruments with original maturities of less than three months. The carrying value of these instruments approximates fair value.

         Investment Securities - All investment securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value. Realized and unrealized gains and losses have been insignificant.

         Equipment and Furniture - Equipment and furniture are stated at cost and are depreciated utilizing straight-line methods over estimated useful lives of 4 to 5 years. Leasehold improvements are amortized over the lesser of the lease term, or useful lives. Repairs and maintenance expenditures which do not extend productive life are expensed as incurred.

         Investment in Product Development - Costs related to conceptual formulation and design of Company products are expensed as incurred. Costs incurred subsequent to establishment of technological feasibility, but prior to the product being available for sale, are capitalized and will be amortized (beginning in 1997) over estimated productive lives, expected to range from three to four years.

         Revenue Recognition - Revenue consists of billable hours for services provided by the Company's technical consultants valued at contract rates, and is recognized as services are performed. License fees earned under technology license agreements are generally recognized when the technology has been delivered and there are no significant obligations remaining. The Company also receives royalty revenue from licensees, which is recognized as services are provided by the licensee. Advance billings are provided for by certain contracts and are recognized as revenue when the related services are performed.

         Grant Accounting - The Company's subsidiary in Ireland has received an employment grant from the Industrial Development Authority of the Republic of Ireland. Employment grants, which relate to employee hiring and training, are recognized as a reduction of expense during the period in which the related expenditures are incurred by the Company.

         Income Taxes - Deferred taxes are provided for temporary differences in the basis of assets and liabilities for financial reporting and tax purposes. To the extent that it is not considered to be more likely than not that all of the Company's deferred tax assets will be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated net realizable value.

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


         Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         Net Income Per Share - Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. The Company's outstanding options and warrants are considered to be common stock equivalents in calculating primary earnings per share. Fully diluted earnings per share is equivalent to primary earnings per share. In March 1996, the Company effected a one for three reverse stock split. All share and share data presented in these financial statements has been restated for such reverse stock split.

         On a supplemental basis, giving effect to the repayment of debt with a portion of the Company's April 1996 stock issuance as if such repayment had occurred at the beginning of the year, earnings per share would have approximated $.29 for the year ended December 31, 1996.

         Reclassifications - Certain amounts have been reclassified in prior year financial statements to conform with the current year presentation.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

         The Company's investment securities are diversified among high credit quality, investment grade debt instruments in accordance with the Company's investment policy. Investment securities classified as current assets are due in one year or less. Investment securities classified as non-current assets are due in one to three years. Following is a summary of investment securities at December 31, 1996 (in thousands):

                                                 CURRENT      NON CURRENT
                                                 -------      -----------
   U.S. Corporate debt securities                $5,935        $993
   U.S. Treasury and agency securities            1,749         -
                                                 ------        ----

                                                 $7,684        $993
                                                 ======        ====

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - EQUIPMENT AND FURNITURE

         Equipment and furniture consist of the following at December 31 (in thousands):


                                       1995                  1996
                                       ----                  ----
    Computers and equipment            $ 222                $  875
    Furniture and fixtures                16                   140
    Leasehold improvements                22                     4
                                       -----                ------
                                         260                 1,019
    Accumulated depreciation             (94)                 (195)
                                       -----                ------

    Equipment and furniture, net       $ 166                $  824
                                       =====                ======


NOTE 4 - ADVANCES FROM FACTOR

         Prior to April 1996, the Company factored its accounts receivable with a bank on a full recourse basis. The bank advanced 90% of the value of factored receivables and charged a financing fee of 2% per month on the outstanding balance. Advances under the factoring agreement, which expired in June 1996, approximated $824,000 at December 31, 1995, were limited to the lesser of eligible receivables or $1.25 million, and were collateralized by substantially all Company assets. The weighted average interest rate during 1994, 1995 and 1996 approximated 34%, 27% and 27%, respectively. The Company paid cash interest of $152,000, $206,000 and $86,000 during 1994, 1995 and 1996, respectively.

NOTE 5 - INCOME TAXES

         Deferred income tax assets are comprised of the following at December 31 (in thousands):

                                              1995      1996
                                              ----      ----
          Operating loss carryforwards       $ 965      $575
          Other                                 15        55
                                             -----      ----
                                               980       630
          Valuation allowance                 (530)      (80)
                                             -----      ----

                                             $ 450      $550
                                             =====      ====

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


         The deferred benefit relates to utilization of net operating loss carryforwards and the related decrease in the deferred tax asset valuation allowance. The income tax provision (benefit) consists of the following for the years ended December 31 (in thousands):


                                     1994        1995          1996
                                     ----        ----          ----
         Current Provision
            Federal                 $  21       $ 105         $ 315
            State                       9          13            65
                                    -----       -----          ----
                                       30         118           380
         Deferred Benefit             (30)       (568)         (450)
                                    -----       -----          ----

         Income Tax Benefit         $   -       $(450)        $ (70)
                                    =====       =====         =====


         The income tax provision (benefit) for the years ended December 31 differed from amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):


                                       1994     1995     1996
                                       ----     ----     ----
Tax at U.S. federal income tax rate   $  43    $ 103    $ 298
Effect of graduated rates               (22)      --       --
State income tax                          9       13       65
Effect of net operating loss
 and valuation allowance                (30)    (568)    (450)
Other                                              2       17
                                      -----    -----    -----
Income Tax Benefit                    $  --    $(450)   $ (70)
                                      =====    =====    =====


         Utilization of operating loss carryforwards following certain changes in ownership is subject to limitations. At December 31, 1996, the Company has net operating loss carryforwards available for utilization of approximately $1.7 million with expiration dates through 2008. Limitations on utilization may significantly diminish net operating loss carryforwards available to offset future taxable income.

NOTE 6 - RELATED-PARTY TRANSACTIONS

         During January 1995, the Company satisfied its note payable due to its President of approximately $132,000 through the offset of a $124,000 note receivable and the issuance of 16,300 shares of Company common stock. Interest expense and income related to the notes for the year December 31, 1994 approximated $21,000 and $9,000, respectively. At December 31, 1995 the Company had an unsecured, non-interest bearing receivable due from its President for $35,000; such receivable was repaid in 1996.

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - OPERATING LEASES

         The Company leases its facilities and certain of its equipment in the United States and Ireland under operating leases, some of which contain renewal options. Future annual minimum rental commitments under operating leases having noncancelable terms in excess of one year are as follows (in thousands):

                     1997     $  395
                     1998        360
                     1999        371
                     2000         51
                     2001         17
                              ------
                              $1,194
                              ======


         Rent expense was $37,000, $40,000 and $258,000 in 1994, 1995 and 1996,
respectively.

NOTE 8 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) employee benefit plan for those employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their compensation. The Company's contribution to the plan is discretionary as determined by the Board of Directors. The Company has made no contributions to the plan.

NOTE 9 - STOCKHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS

         During 1994, pursuant to terms of the preferred stock agreement, all of the issued and outstanding shares of Series A preferred stock were converted into 933,000 shares of the Company's common stock. During 1996, accrued preferred stock dividends of $70,000 were paid and subsequently, the Company's authorization for issue of preferred stock was eliminated.

         In March 1991, in connection with promissory note agreements, the Company issued warrants to certain shareholders, exercisable until March 1996 for 50,000 shares of common stock at $.72 per share. During 1996, the warrants were exercised, pursuant to which 45,839 shares of common stock were issued, the proceeds from exercise being paid in the form of a reduction in the number of shares received.

         In connection with the Company's stock offering in April 1996, the Company issued to the representative of the underwriters of the offering a warrant (the "Warrant") to purchase 120,000 shares of Company common stock at an exercise price of $23.10 (165% of the public offering price). The Warrant is exercisable for a period of four years beginning one year from the issuance.

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


         The Company has an incentive stock option plan pursuant to which options to purchase shares of the Company's common stock may be granted to employees. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that the options expire in the fifth year after the options vest. Options vest ratably over four or five year periods as provided for in each employee's option agreement. At December 31, 1996, there were 24,000 shares reserved for options to be granted under the plans. The following summarizes stock options and warrants transactions (in thousands of shares):


                                                                             WEIGHTED
                                         SHARES     PRICE PER SHARE           AVERAGE
                                         ------     ---------------        EXERCISE PRICE
                                                                           --------------
Outstanding at January 1, 1994             308     $ 0.72  to  $ 1.26           $ 0.97
  Granted                                   12     $ 0.75  to  $ 3.00             2.50
  Expired                                   (3)            to  $ 0.75             0.75
                                          ----

Outstanding at December 31, 1994           317                                    1.03
  Granted                                  161     $ 2.61  to  $ 6.00             3.95
  Exercised                                (32)    $ 0.75  to  $ 3.00             1.39
  Expired                                   (2)    $ 0.75  to  $ 3.00             1.69
                                          ----

Outstanding at December 31, 1995           444                                    2.06
  Granted                                  177     $ 4.87  to  $40.50            24.38
  Exercised                               (158)    $ 0.72  to  $15.75             1.62
  Expired                                  (12)    $ 2.61  to  $ 4.50             2.66
                                          ----

Outstanding at December 31, 1996           451     $ 0.75  to  $40.50           $10.98
                                          ====


Information relating to stock options and warrants at December 31, 1996 summarized by exercise price are as follows (thousands of shares):


                               OUTSTANDING                             EXERCISABLE
                      ---------------------------------------    -----------------------------
                                        WEIGHTED AVERAGE
  EXERCISE PRICE                -----------------------------                 WEIGHTED AVERAGE
  PER SHARE           SHARES    LIFE (YEAR)    EXERCISE PRICE    SHARES       EXERCISE PRICE
  --------------      ------    -----------    --------------    ------       ----------------
$   0.75 to $  1.26      164          2.0       $  1.00             154         $  1.01
    2.61 to    3.00       43          6.2          2.62               3            2.64
    4.10 to    5.63       62          6.2          5.18              14            5.57
    6.10 to    7.13       10          6.0          6.19               4            6.10
   15.75 to   16.62        3          6.4         16.23               -               -
   22.75 to   29.75      158          5.2         24.21               8           27.70
   34.00 to   40.50       11          6.6         38.15               2           38.15
                         ---                                        ---

                         451                                        185
                         ===                                        ===

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS (CONTINUED)

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, would have been reduced to the pro forma amounts presented below (in thousands, except per share data):


                                1995      1996
                                ----      ----
Net income
  As reported                  $ 754      $947
  Pro forma                      742       890

Earnings per share
  As reported                  $ .30      $.27
  Pro forma                      .29       .25


         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1995 and 1996: expected life of options of 5 years, risk-free interest rate of approximately 6.2%, a 0% dividend yield, and expected volativity of 21% and 37%, respectively. The weighted average fair value at date of grant for options granted during 1995 and 1996 approximated $1.41 and $11.55 per option, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in various claims and legal proceedings of a nature considered by Company management to be routine and incidental to its business. In the opinion of Company management, after consultation with outside legal counsel, the ultimate disposition of such matters is not expected to have a materially adverse effect on the Company's financial position, results of operations or liquidity.

         During 1996, the Company's subsidiary in Ireland entered into a grant agreement with Ireland's Industrial Development Authority pursuant to which the Company will receive grant monies of up to 1.1 million Irish Pounds (approximately $1.8 million at December 31, 1996). Through December 31, 1996, the Company has recognized grant monies of approximately $138,000. Pursuant to terms of the grant, the Company could have an obligation to repay grant funds received in the unlikely event that the Company should discontinue its Irish operations prior to the commitment period provided for in the grant agreement which expires in 2001.

                              DATA DIMENSIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - EVENT (UNAUDITED) SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         On February 19, 1997, the Company's Board of Directors declared a three-for-one stock split in the form of a stock dividend, to be effective March 20, 1997, payable to holders of record on March 5, 1997. Pro forma net income per share and the number of shares used in the computation of such per share amounts are set forth in the accompanying statements of operations.

                                   SIGNATURES


         In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.


                                           DATA DIMENSIONS, INC.
                                           (Registrant)


                                           By /s/ Larry W. Martin
                                             -----------------------------------
                                                  Larry W. Martin
                                                  Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              Signature                   Title                                Date
              ---------                   -----                                ----
 /s/ Larry W. Martin                      Chief Executive Officer              March 27, 1997
----------------------------------        and Director (principal
     Larry W. Martin                      executive officer)



 /s/ William H. Parsons                   Chief Financial Officer              March 27, 1997
----------------------------------        and Director
     William H. Parsons                   (principal financial officer)



*/s/ Thomas W. Fife                       Director                             March 27, 1997
---------------------------------
     Thomas W. Fife


*/s/ Robert T. Knight                     Director                             March 27, 1997
----------------------------------
     Robert T. Knight


*By /s/ William H. Parsons
    ------------------------------
     William H. Parsons,
     Attorney-in-fact

                                  EXHIBIT INDEX


    NO.                  DESCRIPTION                                                      PAGE NO.
    ---                  -----------                                                      --------
    3.1   Certificate of Incorporation and all amendments thereto*
    3.2   Second Amended and Restated Bylaws
    4.1   Form of Common Stock Certificate*
    4.2   See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Second Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock
   10.1   1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan*
   10.2   1997 Stock Option Plan
   10.3   Lease Agreement For Registrant's Facilities in Bellevue, Washington
   21.1   Subsidiaries
   23.1   Consent of Independent Certified Public Accountants
   24.1   Power of Attorney of Thomas W. Fife
   24.2   Power of Attorney of Robert T. Knight

------------------------------------

* Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-841) filed by the Company on February 9, 1996.