Form 10-K/A
period 1996-12-31
DATA DIMENSIONS INC
filed 1997-05-07
CIK 26990

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-KSB/A-1

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

         The index to exhibits appears on page 34 of this document.
                    -----------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of the Proxy Statement for its 1997 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------

                                   SIGNATURES


         In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 1997.


                                           DATA DIMENSIONS, INC.
                                           (Registrant)


                                           By /s/ Larry W. Martin
                                             -----------------------------------
                                                  Larry W. Martin
                                                  Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              Signature                   Title                                Date
              ---------                   -----                                ----
 /s/ Larry W. Martin                      Chief Executive Officer              May 6, 1997
----------------------------------        and Director (principal
     Larry W. Martin                      executive officer)





 /s/ William H. Parsons                   Chief Financial Officer              May 6, 1997
----------------------------------        and Director
     William H. Parsons                   (principal financial officer)



*/s/ Thomas W. Fife                       Director                             May 6, 1997
---------------------------------
     Thomas W. Fife


*/s/ Robert T. Knight                     Director                             May 6, 1997
----------------------------------
     Robert T. Knight


*By /s/ William H. Parsons
    ------------------------------
     William H. Parsons,
     Attorney-in-fact

                                  EXHIBIT INDEX


    NO.                  DESCRIPTION                                                      PAGE NO.
    ---                  -----------                                                      --------
    3.1   Certificate of Incorporation and all amendments thereto*
    3.2   Second Amended and Restated Bylaws
    4.1   Form of Common Stock Certificate*
    4.2   See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Second Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock
   10.1   1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan*
   10.2   1997 Stock Option Plan
   10.3   Lease Agreement For Registrant's Facilities in Bellevue, Washington
   21.1   Subsidiaries
   23.1   Consent of Independent Certified Public Accountants
   24.1   Power of Attorney of Thomas W. Fife
   24.2   Power of Attorney of Robert T. Knight
   27.    Financial Data Schedule

------------------------------------

* Incorporated by reference to the Registration Statement on Form SB-2 (Reg. No. 333-841) filed by the Company on February 9, 1996.