Form 10QSB
period 1997-03-31
DATA DIMENSIONS INC
filed 1997-05-15
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               --------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number      0-4748
                      --------------------

                              Data Dimensions, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                        06-0852458
--------------------------------------------------------------------------------
(NAME OR OTHER JURISDICTION                    (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

           2000 Skyline Tower, 10900 NE 4th Street, Bellevue, WA 98004
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (206) 688-1000
                                                   --------------------

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X     NO      .
                                           -----      -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, of the latest practicable date Common Stock 11,585,362 shares as
                                             -----------------------------------
of April 30, 1997
----------------

Transitional small business disclosure format (check one).
YES       NO   X
   ----      ----

The index to exhibits appears on Page 10.

                              DATA DIMENSIONS, INC.
                              ---------------------

                                      INDEX
                                      -----


                                                                             PAGE
                                                                            NUMBER
                                                                            ------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets March 31,                    3
             1997 and December 31, 1996

             Condensed Consolidated Statements of Operations                    5
             for the three month period ended March 31, 1997
             and March 31, 1996

             Condensed Consolidated Statements of Cash Flow                     6
             for the three month period ended March 31, 1997
             and March 31, 1996

             Notes to Condensed Consolidated Financial Statements               7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                                   8
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS


PART II - OTHER INFORMATION                                                    10



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K                                       10


             Signatures                                                        11

                              DATA DIMENSIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                  March 31, 1997         December 31, 1996
                                                  --------------         -----------------
CURRENT ASSETS
   Cash and cash equivalents                          $  1,788               $  2,616
   Investments securities available
     for sale                                            7,047                  7,684
   Accounts receivable, less allowance
     for doubtful accounts                               6,185                  4,604
   Notes and other receivables                             433                    699
   Prepaid and other assets                              1,279                    917
   Deferred income taxes                                   336                    550
                                                       -------                -------

TOTAL CURRENT ASSETS                                    17,068                 17,070
                                                       -------                -------


EQUIPMENT AND FURNITURE, NET                             1,124                    824

INVESTMENT SECURITIES
  AVAILABLE FOR SALE                                       310                    993

INVESTMENT IN PRODUCT DEVELOPMENT                        1,791                  1,255

OTHER ASSETS                                                57                     62
                                                       -------                -------
                                                       $20,350                $20,204
                                                       =======                =======



The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
CURRENT LIABILITIES
   Advance billing ..................          $    739           $    990
   Accounts payable .................               850                677
   Accrued compensation .............               455                519
   Accrued commissions ..............               341                434
   Other accrued liabilities ........               254                243
                                               --------           --------

TOTAL CURRENT LIABILITIES ...........             2,639              2,863
                                               --------           --------


STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
   20,000 shares authorized;
   11,530 and 11,373 shares issued ..                12                 12
Capital in excess of par value ......            18,168             18,019
  Less 12 and 6 shares held
     in treasury at cost ............              (158)               (83)
Accumulated deficit .................              (311)              (607)
                                               --------           --------
Total Stockholders' Equity ..........            17,711             17,341
                                               --------           --------
                                               $ 20,350           $ 20,204
                                               ========           ========



The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                      (In thousands, except per share data)

                                        Three Month Period Ended March 31

                                             1997              1996
                                             ----              ----
REVENUE                                   $ 6,753             $ 2,571

DIRECT COSTS                                3,515               1,518
                                          -------             -------

Gross Margin                                3,238               1,053


GENERAL, ADMIN & SELLING EXPENSES           2,875                 964
                                          -------             -------


Income From Operations                        363                  89

OTHER INCOME (EXPENSE)                        147                 (85)
                                          -------             -------

INCOME BEFORE TAXES                           510                   4

INCOME TAXES                                  214                   2
                                          -------             -------

NET INCOME                                $   296             $     2
                                          =======             =======

NET INCOME PER SHARE                      $  0.03             $  0.00(1)
                                          =======             =======

WEIGHTED AVERAGE
  SHARES OUTSTANDING                       11,800              11,193(1)
                                          =======             =======

(1)Adjusted to give effect to a 3 for 1 stock split effective March 20, 1997. See note 3.

The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                           Three Month Period Ended March 31,
                                                                    (In thousands)

                                                                   1997         1996
                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                    $   296      $     2
     Adjustments to reconcile net income to
     net cash used in operating activities:
       Depreciation and amortization                                  71            9
       Deferred income taxes                                         214           --
     Changes in certain assets and liabilities
       Accounts receivable                                        (1,581)        (627)
       Prepaid and other assets                                     (362)        (213)
       Notes receivable                                              266           --
       Advance billings                                             (251)        (114)
       Accounts payable                                              173           54
       Accrued compensation and related                             (157)          57
       Accrued expenses                                               11           26
                                                                 -------      -------
   Net Cash Used in Operating Activities                          (1,320)        (806)
                                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities and sales of investments                           1,320           --
     Purchases of equipment and furniture                           (366)         (39)
     Investment in product                                          (536)          --
                                                                 -------      -------

Net Cash Provided by (Used in) Investing Activities                  418          (39)
                                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes and other payables to officers               --           65
     Increase in advances from factor                                 --          760
     Proceeds from issuance of common stock                           74            1
                                                                 -------      -------

Net Cash Provided by Financing Activities                             74          826
                                                                 -------      -------

NET INCREASE (DECREASE) IN CASH                                     (828)         (19)

CASH, beginning of period                                          2,616           65
                                                                 -------      -------

CASH, end of period                                              $ 1,788      $    46
                                                                 =======      =======

The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
         The financial information included herein for the three month period ended March 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Data Dimensions, Inc.'s Annual Report to Shareholders which is incorporated by reference into the Company's 1996 Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders.

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

NOTE 3:   STOCK DIVIDEND
         On February 19, 1997, the Company's Board of Directors declared a three-for-one stock split in the form of a stock dividend, to be effective March 20, 1997, payable to holders of record on March 5, 1997.

                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

Results of Operations

Comparison of the Three Month Periods Ended March 31, 1997 and March 31, 1996

         Revenue for the three month period ended March 31, 1997 was $6,753,000, compared to $2,571,000 for the three month period ended March 31, 1996, an increase of $4,182,000, or 163%. This increase was primarily attributable to an increase in the general awareness of the millennium problem and demand for millennium consulting services and the Company's expanded marketing efforts.

         Gross margin for the three month period ended March 31, 1997 was $3,238,000, compared to $1,053,000 for the three month period ended March 31, 1996, an increase of $2,185,000, or 208%. Gross margin as a percentage of revenue for the three month period ended March 31, 1997 was 48%, compared to 41% for the like period in 1996, an increase of 7%. This percentage increase was primarily the result of an increase in the amount of licensee income which has a higher gross margin contribution. Licensee income for the three month period ended March 31, 1997 was almost 10% of total revenue as compared to 3% of total revenue for the like period in 1996.

         General, administrative and selling expenses for the three month period ended March 31, 1997 were $2,875,000, compared to $964,000 for the three month period ended March 31, 1996, an increase of $1,911,000 or 198%. General, administrative and selling expenses as a percentage of revenue for the three month period ended March 31, 1997 were 43%, compared to 38% for the three month period ended March 31, 1996, an increase of 5%. This increase in cost was primarily attributable to the Company's rapid growth requiring investment in personnel acquisition costs, training, facilities, travel and other support services. Since March 31, 1996, the Company has hired approximately 157 technical and support staff to produce the increase in revenue and to add to the Company's support infrastructure. Approximately 60 of the 157 employees were hired during the three month period ended March 31, 1997. In addition, the Company moved into its expanded corporate facilities in January 1997.

         Other income for the three month period ended March 31, 1997 was $147,000, compared to other expense of $85,000 for the three month period ended March 31, 1996. The income for the three month period in 1997 was primarily attributable to interest earned from investments. The other expense for the three month period in 1996 was attributable to accounts receivable factored and the related finance charges.

         The Company reported a net income of $296,000 for the three month period ended March 31, 1997, compared to a net income of $2,000 for the three month period ended March 31, 1996.

Liquidity and Capital Resources

         The Company has experienced significant growth since 1993 and continues to experience significant growth each quarter. During this period and up to April 1996, the Company financed its cash requirements primarily through factoring its accounts receivable and obtaining advance payment for services to be rendered to certain clients. In April 1996, the Company generated approximately $16,000,000 additional cash through proceeds from an underwritten public offering of Common Stock.

         At March 31, 1997, the Company had working capital of $14,429,000 compared to a working capital of $14,207,000 on December 31, 1996.

         During the last six months of 1996 and the quarter ended March 31, 1997, the Company invested approximately $1,255,000 and $536,000 respectively, in capitalized product development cost in personnel and other related operating expenses to develop an advanced Year 2000 product based upon its current proprietary Year 2000 process. The product, named Ardes 2k, will be sold directly to clients and to third-party providers, including computer and software companies, systems integrators, and consultants. The Company released the product to the commercial market on April 1, 1997 and stopped product cost capitalization.

         Net cash used in operating activities was $1,320,000 for the three month period ended March 31, 1997 and $806,000 for the three month period ended March 31, 1996, an increase of $514,000. Cash provided by net income was more than offset by the increases in accounts receivable and other assets which accounted for most of the use of cash by operating activities.

         Net cash provided from investing activities was $418,000 during the three month period ended March 31, 1997, and net cash used during the three month period ended March 31, 1996 was $39,000. The increase in cash provided by investment activities was due primarily to the proceeds from maturity and sale of investments offset by purchases of equipment and furniture and investment in product.

         The Company has no significant commitments for capital expenditures and believes that based upon its current operating plan, cash generated from operations and its cash and investments will be adequate to finance its current working capital requirements.

                           PART II - OTHER INFORMATION





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1997. The exhibits filed as a part of this report are listed below.


Exhibit No.
-----------

11.      Calculations of Net Income Per Share

27.      Summary Profile

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      Data Dimensions, Inc.
                                                      -------------------------
                                                      (Registrant)




                      By:  /s/ Larry W. Martin
------------             ----------------------------------
Date Larry W. Martin, President and Chief Executive Officer (Principal Executive Officer)

                      By:  /s/ William H. Parsons
------------             ----------------------------------
Date                  William H. Parsons, CFO
                      (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.
-----------

11.      Calculations of Net Income Per Share

27.      Summary Profile