Form 10-Q
period 1997-06-30
DATA DIMENSIONS INC
filed 1997-08-14
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

Commission File Number  0-4748

                              Data Dimensions, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware                                                      06-0852458
--------------------------------------------------------------------------------
(NAME OR OTHER JURISDICTION OF INCORPORATION                 (IRS EMPLOYER
OR ORGANIZATION)                                          IDENTIFICATION NO.)


           2000 Skyline Tower, 10900 NE 4th Street, Bellevue, WA 98004
--------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (425) 688-1000

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, of the latest practicable date Common Stock 11,965,056 shares as of June 30, 1997

Transitional small business disclosure format (check one).
YES      NO X
   ---     ---

The index to exhibits appears on Page 11.

                              DATA DIMENSIONS, INC.

                                      INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets at June 30,
             1997 and December 31, 1996                                 3

             Condensed Consolidated Statements of Operations            5
             for the three and six month periods ended
             June 30, 1997 and June 30, 1996

             Condensed Consolidated Statements of Cash Flows            6
             for the six month periods ended June 30, 1997
             and June 30, 1996

             Notes to Condensed Consolidated Financial Statements       7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           8


PART II - OTHER INFORMATION

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF                           10
          SECURITY HOLDERS

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8K                              10


          Signatures                                                   12

                              DATA DIMENSIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                           June 30     December 31
                                                             1997          1996
                                                          -------      -----------
Current Assets
  Cash and cash equivalents                               $ 3,767        $ 2,616
  Investment securities available for sale                  3,185          7,684
  Accounts receivable, net of allowance                     8,218          4,604
  Notes and other receivables                                 911            699
  Prepaid and other current assets                          1,338          1,467
                                                          -------        -------
        Total Current Assets                               17,419         17,070

Equipment and furniture, net                                1,334            824

Investment securities available for sale                       --            993

Investment in product development                           2,267          1,255

Other assets                                                  352             62
                                                          -------        -------
        TOTAL ASSETS                                      $21,372        $20,204
                                                          =======        =======



   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                      June 30      December 31
                                                        1997          1996
                                                      --------     -----------
Current Liabilities
   Advance billings                                   $    260       $    990
   Accounts payable                                        690            677
   Accrued compensation                                    984            519
   Accrued commissions                                     379            434
   Other accrued liabilities                               212            243
                                                      --------       --------
        Total Current Liabilities                        2,525          2,863
                                                      --------       --------
Stockholders' Equity
   Common stock, $.001 par value; 20,000 shares
     authorized; 12,073 and 11,373 shares issued            12             12
   Capital in excess of par value                       21,302         18,019
   Treasury stock, at cost                              (2,955)           (83)
   Retained earnings (deficit)                             488           (607)
                                                      --------       --------
       Total Stockholders' Equity                       18,847         17,341
                                                      --------       --------
      Total Liabilities and Stockholders' Equity      $ 21,372       $ 20,204
                                                      ========       ========


   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Month Period              Six Month Period
                                                   Ended June 30                  Ended June 30
                                             -----------------------         -----------------------
                                               1997           1996            1997            1996
                                             -------         -------         -------         -------
Revenue                                      $ 9,036         $ 3,018         $15,789         $ 5,589
Direct Costs                                   4,309           1,657           7,824           3,175
                                             -------         -------         -------         -------
Gross Margin                                   4,727           1,361           7,965           2,414
General, Administrative and Selling
   Expenses                                    3,562           1,309           6,437           2,273
                                             -------         -------         -------         -------
Income From Operations                         1,165              52           1,528             141
Other Income                                     120             174             267              89
                                             -------         -------         -------         -------
Income Before Taxes                            1,285             226           1,795             230
Income Taxes                                     486              90             700              92
                                             -------         -------         -------         -------
Net Income                                   $   799         $   136         $ 1,095         $   138
                                             =======         =======         =======         =======
Net Income Per Share                         $  0.07           $0.01(1)       $  0.09         $  0.01(1)
                                             =======         =======         =======         =======
Weighted Average Common and
   Common Share Equivalents Outstanding
                                              12,044          11,592(1)       11,899          11,706(1)
                                             =======         =======         =======         =======



    The accompanying notes are an integral part of these financial statements


(1) Restated to give effect to a March 20, 1997 three for one stock split.

                              DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                                  Six Month Period
                                                                    Ended June 30,
                                                              -----------------------
                                                                1997           1996
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                 $  1,095       $    138
     Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                               131             18
       Deferred income taxes                                       700             --
     Changes in certain operating assets and liabilities
       Increase in accounts receivable                          (3,614)          (926)
       Increase in prepaid and other assets                       (822)          (455)
       Decrease in advance billings                               (730)          (238)
       Increase in accrued compensation and related                410            147
     Other                                                        (277)           286
                                                              --------       --------
   Net Cash Used in Operating Activities                        (3,107)        (1,030)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities and sales of investments                         5,492             --
     Purchases of equipment and furniture                         (633)          (144)
     Investment in product development                          (1,012)            --
                                                              --------       --------
Net Cash Provided by (Used in) Investing Activities              3,847           (144)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in advances from factor                               --           (824)
     Payments of accrued preferred stock dividends                  --            (35)
     Net proceeds from issuance of common stock                    411         16,406
                                                              --------       --------
Net Cash Provided by Financing Activities                          411         15,547
                                                              --------       --------

Net Increase in Cash and Cash Equivalents                        1,151         14,373
Cash and Cash Equivalents - beginning of period                  2,616             65
                                                              --------       --------
Cash and Cash Equivalents - end of period                     $  3,767       $ 14,438
                                                              ========       ========



   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

                  The financial statements present the consolidated financial position and results of operation of Data Dimensions, Inc. and its subsidiary, Data Dimensions Ireland Limited, collectively, the "Company". The financial information included herein for the three and six month periods ended June 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Data Dimensions, Inc.'s Annual Report to Shareholders which is incorporated by reference into the Company's 1996 Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders.

         The results of operations for the 1997 interim periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  Stockholders' Equity

         In March 1997, the Company effected a three-for-one stock split in the form of a stock dividend. All share and per share data presented in these financial statements has been restated for this stock split.

         During the six months ended June 30, 1997, the Company issued approximately 331,000 shares of its common stock pursuant to exercise of outstanding options and in connection therewith received cash proceeds of approximately $411,000 and approximately 6,000 Treasury shares of Company common stock. Additionally, in June 1997, the Company issued 360,000 shares of its common stock pursuant to exercise of outstanding warrants and in connection therewith received approximately 95,000 Treasury shares of Company common stock.

                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

Results of Operations

Comparison of the Three Month Periods Ended June 30, 1997 and June 30, 1996

         Revenue for the three months ended June 30, 1997 was $9.0 million, compared to $3.0 million for the prior year period, an increase of $6.0 million or nearly 300%. This increase was primarily attributable to a heightened awareness of the millennium problem and demand for millennium services. Licensee fees and royalty income of approximately $1.0 million for the three months ended June 30, 1997 increased nearly three fold over the prior year period.

         Gross margin for the three months ended June 30, 1997 was $4.7 million, compared to $1.4 million for the three months ended June 30, 1996, an increase of $3.3 million or 347%. Gross margin as a percentage of revenue for the three month period ended June 30, 1997 was 52% compared to 45% for the 1996 period, an increase of 7%. This percentage increase was primarily the result of an increase in the amount of licensee income in 1997 which has a higher gross margin contribution.

         General, administrative and selling expenses for the three months ended June 30, 1997 were $3.6 million compared to $1.3 million for the prior year, an increase of $2.3 million. General, administrative and selling expenses increased as a result of the added cost of the infrastructure required in order to support the Company's rapid growth. At June 30, 1997, the company had 290 employees, a net increase of approximately 170 since June 30, 1996. This growth results in increased costs of facilities and related services, salaries, continued recruiting, training, travel and other staffing costs. The Company believes that with increased demand for its millennium services and products, further increases in support staff and other related costs will continue. As a result, general, administrative and selling expenses have been, and continue to be, expected to increase in absolute dollars, while as a percentage of revenues, these costs decreased to 39% for the 1997 second quarter as compared to 43% during the prior year quarter. It is expected that these costs as a percent of revenue will continue to gradually decrease as compared to prior year periods.

         Other income, which is primarily comprised of interest income, was $120,000 for the three months ended June 30, 1997, compared to $174,000 for the three months ended June 30, 1996. The decrease in 1997 was primarily attributable to a higher average balance of investments during the prior year period, having then recently received proceeds from the February 1996 stock offering.

         The Company reported net income of $799,000 for the three months ended June 30, 1997 compared to net income of $136,000 for the three months ended June 30, 1996.

Comparison of the Six Month Periods Ended June 30, 1997 and June 30, 1996

         Revenue for the six months ended June 30, 1997 was $15.8 million, compared to $5.6 million for the prior year period, an increase of $10.2 million or 282%. This increase was primarily attributable to a heightened awareness of the millennium problem and demand for millennium services. Licensee fees and royalty income of approximately $1.9 million for the three months ended June 30, 1997 increased nearly three fold over the prior year period.

         Gross margin for the six months ended June 30, 1997 was $8.0 million, compared to $2.4 million for the six months ended June 30, 1996, an increase of $5.6 million or 330%. Gross margin as a percentage of revenue for the six months ended June 30, 1997 was 50% compared to 43% for the 1996 period, an increase of 7%. This percentage increase was primarily the result of an increase in the amount of licensee income in 1997 which has a higher gross margin contribution.

         General, administrative and selling expenses for the six months ended June 30, 1997 were $6.4 million compared to $2.3 million for the prior year, an increase of $4.1 million. General, administrative and selling expenses increased as a result of the added cost of the infrastructure required in order to support the Company's rapid growth. As a percentage of revenue, these costs approximated 41% during each six month period.

         Other income, which is primarily comprised of interest income, was $267,000 for the six months ended June 30, 1997, compared to $89,000 for the six months ended June 30, 1996. The increase in 1997 was primarily attributable to interest expense related to factored accounts receivable borrowings, which were repaid with proceeds from the February 1996 stock offering.

         The Company reported net income of $1.1 million for the six months ended June 30, 1997 compared to net income of $138,000 for the six months ended June 30, 1996.


Liquidity and Capital Resources

         At June 30, 1997, the Company had working capital of $14.9 million compared to $14.2 million at December 31, 1996.

         Net cash used in operating activities approximated $3.1 million for the six months ended June 30, 1997 as compared to $1 million for the comparable prior year period. Cash provided by net income was more than offset by increases in accounts receivable, which accounted for most of the use of cash by operating activities.

         Net cash provided by investing activities was $3.8 million during the six months ended June 30, 1997 as compared to net cash used of $144,000 during the comparable prior year period. The increase in cash provided by investment activities resulted from proceeds from the maturity and sale of investments of $5.5 million, offset by purchases of equipment and furniture and investment in product development. During the last six months of 1996 and the first six months of 1997, the Company invested approximately $1.25 million and $1 million, respectively, in capitalized product development cost in personnel and other related operating expenses in the development of an advanced product based upon its current proprietary Year 2000 process. The product, Ardes 2k, is sold directly to clients and third-party providers, including computer and software companies, systems integrators, and consultants.

         The Company has no significant commitments for capital expenditures and believes that based upon its current operating plan, cash generated from operations and its cash and investments will be adequate to finance its current working capital requirements.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of the Company was held on May 20, 1997 at which the shareholders elected the nominee for director to the Board of Directors of the Company, as follows:

                              Number of Shares       Number of Shares
Name                             Voting For           Withheld Voting
----------------------------------------------------------------------
William H. Parsons               10,654,156               300,742

The terms of Larry W. Martin, Robert T. Knight and Thomas W. Fife as directors continued after the annual meeting of shareholders.

Shareholders also approved the adoption of the Data Dimensions, Inc. 1997 Stock Option Plan as follows:

Number of Shares      Number of Shares        Number of Shares
Voting For             Voting Against         Withheld Voting
----------------------------------------------------------------
  5,874,201              1,083,750                142,663


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1997. The exhibits filed as a part of this report are listed below.


Exhibit No.
-----------

11.           Calculations of Net Income Per Share

27.           Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Data Dimensions, Inc.
                                    ---------------------------------
                                    (Registrant)




August 14, 1997          By:  /s/ Larry W. Martin
------------------          --------------------------------------------------
Date                     Larry W. Martin, President and Chief Executive Officer
                         (Principal Executive Officer, Acting Principal
                         Financial and Accounting Officer)