Form 10QSB
period 1997-09-30
DATA DIMENSIONS INC
filed 1997-11-14
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                              --------------------------------------------------


                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number              0-4748
                      -------------------------------

                              Data Dimensions, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                  06-0852458
(NAME OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

One Bellevue Center, 411 - 108th Avenue NE, Suite 2100, Bellevue, WA 98004
--------------------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (425) 688-1000
                                                  ------------------------------

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

Common Stock:  11,979,318 shares as of September 30, 1997
---------------------------------------------------------

Transitional small business disclosure format (check one).

YES [ ]   NO [X]

The index to exhibits appears on Page ___.

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

        Condensed Consolidated Balance Sheets at September 30,1997 and
        December 31, 1996.                                                                    3

        Supplemental Condensed Consolidated Balance Sheets at September 30, 1997
        and December 31,1996.                                                                 4

        Condensed Consolidated Statements of Operations for the three and nine
        month periods ended September 30, 1997 and 1996.                                      5

        Supplemental Condensed Consolidated Statements of Operations for the
        three and nine month periods ended September 30, 1997 and 1996.                       6

        Condensed Consolidated Statements of Cash Flows for the nine month periods
        ended September 30, 1997 and 1996.                                                    7

        Notes to Condensed Consolidated Financial Statements                                  8


     Item 2 - Management's discussion and analysis of financial condition and
              results of operations.                                                         11


PART II - OTHER INFORMATION

     Item 6 - Exhibits and reports on Form 8-K                                               13

SIGNATURE                                                                                    14

                              DATA DIMENSIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                     September 30,    December 31,
                                                         1997            1996
                                                     -------------    ------------
Current Assets
  Cash and cash equivalents                            $  3,765        $  2,616
  Investment securities available for sale                  986           7,684
  Accounts receivable, net of allowance                  13,065           4,604
  Notes and other receivables                               150             699
  Prepaid and other current assets                        1,491             917
  Deferred income taxes                                     -               550
                                                       --------        --------
       Total current assets                              19,457          17,070

Investment securities available for sale                    -               993

Equipment and furniture, net                              1,473             824

Investment in product development, net                    2,609           1,255

Other assets                                              1,075              62
                                                       --------        --------
       Total assets                                    $ 24,614        $ 20,204
                                                       ========        ========

Current Liabilities
  Advance billings                                     $    445        $    990
  Accounts payable                                          664             677
  Accrued compensation and related                        1,027             519
  Accrued commissions                                       512             434
  Other accrued liabilities                                 647             243
  Deferred income taxes                                   1,050             -
                                                       --------        --------
        Total current liabilities                         4,345           2,863
                                                       --------        --------

 Stockholders' Equity
  Common stock and paid in capital, $.001 par
  value; 20,000 shares authorized; 11,979 and
  11,374 outstanding                                     21,392          18,031
  Treasury stock, at cost                                (2,971)            (83)
  Retained earnings (deficit)                             1,848            (607)
                                                       --------        --------

       Total stockholders' equity                        20,269          17,341
                                                       --------        --------

      Total liabilities and stockholders' equity       $ 24,614        $ 20,204
                                                       ========        ========




   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
           (Giving Effect to Pooling-of-Interests Business Combination
                     with Pyramid Information Systems, Inc.
                                  - See Note 1)
                                 (In thousands)
                                   (Unaudited)


                                                      September 30,   December 31,
                                                          1997           1996
                                                      -------------   ------------
Current Assets
  Cash and cash equivalents                             $  4,665        $  2,617
  Investment securities available for sale                   986           7,684
  Accounts receivable, net of allowance                   14,258           6,396
  Notes and other receivables                                150             699
  Prepaid and other current assets                         2,116           1,256
  Deferred income taxes                                      -               550
                                                        --------        --------
        Total current assets                              22,175          19,202
Investment securities available for sale                     -               993
Equipment and furniture, net                               2,289           1,109
Investment in product development, net                     2,609           1,255
Other assets                                               1,178             128
                                                        --------        --------

       Total assets                                     $ 28,251        $ 22,687
                                                        ========        ========


Current Liabilities
  Advance billings                                      $    445        $  1,112
  Accounts payable                                           808             899
  Accrued compensation and related                         1,439             671
  Accrued commissions                                        512             434
  Other accrued liabilities                                  954             397
  Current portion of capital lease obligations               134             -
  Deferred income taxes                                    1,188             180
                                                        --------        --------
        Total current liabilities                          5,480           3,693
                                                        --------        --------

Capital lease obligations, net of current portion            455             -
                                                        --------        --------

Stockholders' Equity
  Common stock and paid in capital                        21,402          18,041
  Treasury stock, at cost                                 (2,971)            (83)
  Retained earnings                                        3,885           1,036
                                                        --------        --------
           Total stockholders' equity                     22,316          18,994
                                                        --------        --------

           Total liabilities and stockholders'
                equity                                  $ 28,251        $ 22,687
                                                        ========        ========


   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three Month Period                  Nine Month Period
                                           Ended September 30                 Ended September 30
                                         -----------------------            -----------------------
                                           1997            1996               1997            1996
                                         -------         -------            -------         -------
Revenue                                  $12,042         $ 3,962            $27,831         $ 9,551

Direct costs                               6,134           2,164             13,958           5,339
                                         -------         -------            -------         -------
Gross margin                               5,908           1,798             13,873           4,212
General, administrative and selling        3,695           1,648             10,132           3,921
                                         -------         -------            -------         -------
Income from operations                     2,213             150              3,741             291
Other income                                  96             214                363             303
                                         -------         -------            -------         -------
Income before taxes                        2,309             364              4,104             594
Income taxes                                 950             153              1,650             245
                                         -------         -------            -------         -------
Net income                               $ 1,359         $   211            $ 2,454         $   349
                                         =======         =======            =======         =======

Net income per share                     $  0.11         $  0.02(1)         $  0.20         $  0.03(1)
                                         =======         =======            =======         =======
Weighted average common and
    common share equivalents              12,332          11,793(1)          12,059          10,185(1)
                                         =======         =======            =======         =======



(1) Restated to give effect to a March 20, 1997 three for one stock split.


    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Giving Effect to Pooling-of-Interests Business Combination with
                        Pyramid Information Systems, Inc.
                                  - See Note 1)
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three Month Period            Nine Month Period
                                           Ended September 30            Ended September 30
                                         -----------------------       -----------------------
                                           1997           1996           1997           1996
                                         --------       --------       --------       --------
Revenue                                  $ 13,814       $  5,424       $ 33,336       $ 13,800

Direct costs                                7,449          3,256         17,900          8,395
                                         --------       --------       --------       --------
Gross margin                                6,365          2,168         15,436          5,405

General, administrative and selling         3,966          1,884         11,137          4,637
                                         --------       --------       --------       --------
Income from operations                      2,399            284          4,299            768

Other income                                   96            214            363            303
                                         --------       --------       --------       --------
Income before taxes                         2,495            498          4,662          1,071

Income taxes                                  966            168          1,706            295
                                         --------       --------       --------       --------
Net income                               $  1,529       $    330       $  2,956       $    776
                                         ========       ========       ========       ========

Net income per share                     $   0.12       $   0.03       $   0.23       $   0.07
                                         ========       ========       ========       ========
Weighted average common and
       common share equivalents            12,877         12,338         12,604         10,730
                                         ========       ========       ========       ========

Supplemental net income
  before pro forma
  adjustments                            $  1,529       $    330       $  2,956       $    776

Pro forma adjustments for
  contractual increase to
  be made in officer salary                   (15)           (22)           (59)           (66)
                                         --------       --------       --------       --------
Pro forma net income after
  contractual increase in
  officer salary                            1,514            308          2,897            710

Pro forma adjustment for federal
    income taxes on Pyramid income            (53)           (33)          (151)          (123)
                                         --------       --------       --------       --------
Pro forma supplemental net income        $  1,461       $    275       $  2,746       $    587
                                         ========       ========       ========       ========
Pro forma net income per share           $   0.11       $   0.02       $   0.22       $   0.05
                                         ========       ========       ========       ========
Weighted average common and
   common share equivalents                12,877         12,338         12,604         10,730
                                         ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)


                                                                 Nine Month Period Ended
                                                                      September 30,
                                                                -------------------------
                                                                  1997             1996
                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $  2,454         $    349
    Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                  301               61
      Deferred income taxes                                        1,600              245
    Changes in certain operating assets and liabilities
      Increase in accounts receivable                             (8,461)          (1,383)
      Decrease (increase) in notes and other receivables             549             (310)
      Increase in prepaid and other current assets                  (574)            (551)
      Decrease in advance billings                                  (545)             (72)
      Increase (decrease) in accounts payable                        (13)             446
      Increase in accrued compensation and related                   508              120
      Increase in other accrued liabilities                          404              108
    Other                                                             65              (83)
                                                                --------         --------
  Net Cash Used by Operating Activities                           (3,712)          (1,070)
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments                                          -            (45,903)
    Maturities and sales of investments                            7,691           32,588
    Purchases of equipment and furniture                            (862)            (447)
    Investment in product development                             (1,429)            (650)
    Increase in other assets                                      (1,013)             -
                                                                --------         --------
Net Cash Provided (Used) by Investing Activities                   4,387          (14,412)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of advances from factor                                -               (824)
    Payment of accrued preferred stock dividends                     -                (35)
    Net proceeds from issuance of common stock                       474           16,401
                                                                --------         --------
Net Cash Provided by Financing Activities                            474           15,542
                                                                --------         --------
Net Increase in Cash and Cash Equivalents                          1,149               60

Cash and Cash Equivalents - beginning of period                    2,616               65
                                                                --------         --------
Cash and Cash Equivalents - end of period                       $  3,765         $    125
                                                                ========         ========





   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
              Notes to condensed consolidated financial statements

NOTE 1: Basis of Presentation

The financial statements present the consolidated financial position and results of operations of Data Dimensions, Inc. and its subsidiaries, which include Data Dimensions Ireland Limited (collectively, the "Company"). The financial information included herein for the three and nine month periods ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The results of operations for the 1997 interim periods presented are not necessarily indicative of the results to be expected for the full year.

The financial information as of December 31, 1996 is derived from the Data Dimensions, Inc. Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders, and the supplemental financial statements, as described in Note 2, should be read in conjunction with the financial statements of Pyramid Information Services, Inc., which are included in the Company's October 30, 1997 Current Report on Form 8-K.

Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No.128 "Earnings per Share", Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", each of which relate to additional reporting and disclosure requirements effective for financial periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.


NOTE 2: Acquisition of Pyramid Information Systems, Inc.

On October 30, 1997, the Company entered into a definitive agreement with Pyramid Information Systems, Inc. ("Pyramid") and its sole shareholder, pursuant to which in November 1997 the Company acquired all of the outstanding common stock of Pyramid in exchange for approximately 540,000 shares of Data Dimensions, Inc. common stock. As a result of the transaction, Pyramid, a Los Angeles, California based company which provides computer processing and management services to its customers, will became a wholly-owned subsidiary of the Company.

The business combination will be accounted for as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interest method of accounting is intended to present as a single interest two or more common shareholder interests which were previously independent. Consequently, the historical financial statements for periods prior to the consummation of the combination will be restated as though the companies had been combined for all periods presented. The accompanying supplemental financial statements give effect to the business combination of the Company and Pyramid. These supplemental results of operations are not necessarily indicative of results to be expected in the future.

The calculation of supplemental net income per common and common equivalent share for each period presented reflects the issuance of approximately 540,000 shares of Company common stock in exchange for all of the outstanding shares of Pyramid common stock.

 All fees and expenses related to the business combination and to the consolidation of the combining companies will be expensed as required under the pooling-of-interest accounting method. These expenses have not been reflected in the supplemental financial statements, but will be reflected in the statement of operations of the Company for the three month period ending December 31, 1997. Such fees and expenses are presently estimated to approximate $650,000 ($400,000 after tax), most of which are direct transaction costs, and the remainder is the estimated expense of consolidating and restructuring certain functions, and certain other costs. The actual cost of the business combination could vary significantly from those estimated. Included in such costs are commission fees to be paid to an agent in the amount of $250,000, which can be paid either in cash or Company common stock, at the Company's option.

Prior to the business combination Pyramid was a subchapter S corporation for federal income tax purposes and accordingly, its taxable income was not taxed to the corporation, but directly to its shareholder. The supplemental statements of operations present pro forma adjustments to reflect the effect of a provision for federal income taxes on Pyramid net income as if it had been a taxable entity, rather than the subchapter S pass through entity as it was, for each period presented. These pro forma adjustments do not give effect to reductions which might have occurred had the companies been combined and utilized net operating loss carry forwards of the Company which might have been available during the periods presented.

Upon acquisition by the Company, Pyramid is included in the Company's consolidated income tax group. In accordance with pooling-of-interest accounting the Company will record a provision for deferred income taxes as of the transaction date representing estimated future tax liabilities relating to the excess of future net taxable income for income tax purposes resulting primarily from cash basis accounting for tax purposes. This provision, which is estimated to approximate $400,000 has not been reflected in the accompanying supplemental financial statements, but will be reflected in the consolidated statement of operations of the Company for the three month period ending December 31, 1997.

The supplemental consolidated statements of operations also present pro forma adjustments to reflect the effect of the difference between compensation actually paid to Pyramid's officer/shareholder for each period and the increased contractual agreed upon annual salary to be paid after the business combination.

In October 1997, Pyramid declared and accrued a $1 million dividend, an amount consistent with Pyramid's normal pattern of distributing substantially all of it's taxable income for the current tax period.

The following pro forma supplemental consolidated condensed balance sheet information reflects adjustments for the aforementioned estimated fees and expenses, deferred tax provision and declared Pyramid distribution, as if the business combination and these pro forma transactions had been consummated on September 30, 1997 (in thousands):

                                           Pro forma     Pro forma
                           Supplemental   Adjustments   Supplemental
                           ------------   -----------   ------------
Current assets               $ 23,075                     $ 23,075
Non-current assets              5,176                        5,176
                             --------      --------       --------
     Total                   $ 28,251      $    -         $ 28,251
                             ========      ========       ========
Current liabilities
  Accrued liabilities        $  4,292      $    400       $  4,692
  Deferred income taxes         1,188           150          1,338
  Dividends payable               -           1,000          1,000
                             --------      --------       --------
                                5,480         1,550          7,030
Non-current liabilities           455           -              455
Stockholders' equity           22,316        (1,550)        20,766
                             --------      --------       --------
                             $ 28,251      $    -         $ 28,251
                             ========      ========       ========

NOTE 3: Stockholders' Equity

In March 1997, the Company effected a three-for-one stock split in the form of a stock dividend. All share and per share data presented in these financial statements has been restated for this stock split.

During the nine months ended September 30, 1997, the Company issued approximately 347,000 shares of its common stock pursuant to exercise of outstanding options and in connection therewith received cash proceeds of approximately $474,000 and approximately 7,000 shares of Company common stock. Additionally, in June 1997, the Company issued 360,000 shares of its common stock pursuant to the cash-less exercise of outstanding warrants and in connection therewith received from the warrant holder approximately 95,000 of such shares.

                              DATA DIMENSIONS, INC.
                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

Results of Operations

Comparison of the Three Month Periods Ended September 30, 1997 and  1996

Revenue for the three months ended September 30, 1997 was $12 million, compared to $4 million for the comparative prior year period, a threefold increase of $8 million. This increase was primarily attributable to a heightened awareness of the millennium problem and demand for millennium services. Revenues from the Knowledge Transfer group, which include sales of Ardes 2k products and services, were approximately $600,000 during the three months ended September 30, 1997; such revenues were not significant in 1996. Licensee fees and royalty income were approximately $700,000 for the three months ended September 30, 1997, which was about the same as such revenue during the comparable 1996 period. Licensee fees and royalties decreased during the 1997 third quarter as compared to the immediately preceding quarter, due primarily to a softness in the flow of business from international licensees.

Gross margin for the three months ended September 30, 1997 was $ 5.9 million, compared to $1.8 million for the three months ended September 30, 1996, an increase of $4.1 million. Gross margin as a percentage of revenue for the three month period ended September 30, 1997 was 49% compared to 45% for the 1996 period. This percentage increase was primarily the result of an increase in the amount of product sales revenue in 1997 which has a higher gross margin contribution.

General, administrative and selling expenses for the three months ended September 30, 1997 were $ 3.7 million compared to approximately $1.7 million for the comparative prior year, an increase of approximately $2 million. General, administrative and selling expenses increased as a result of the added cost of the infrastructure required in order to support the Company's rapid growth. At September 30, 1997, the Company had approximately 330 employees, a net increase of approximately 180 since September 30, 1996. This growth results in increased costs of facilities and related services, salaries, continued recruiting, training, travel and other staffing costs. The Company believes that with increased demand for its millennium services and products, further increases in support staff and other related costs will continue. As a result, general, administrative and selling expenses have been, and continue to be, expected to increase in absolute dollars, while as a percentage of revenues, these costs decreased to 31% for the 1997 third quarter as comparable to 42% during the comparable prior year quarter. It is expected that these costs as a percent of revenue will continue to gradually decrease as compared to prior year periods.

Other income, which is primarily comprised of interest income, was $96,000 for the three months ended September 30, 1997, compared to $214,000 for the three months ended September 30, 1996. The decrease in 1997 was primarily attributable to the Company maintaining a higher average balance of interest income earning investments during 1996 having then recently received stock offering proceeds.

Comparison of the Nine Month Periods Ended September 30, 1997 and 1996

Revenue for the nine months ended September 30, 1997 was $27.8 million, compared to $9.6 million for the prior year period, a nearly threefold increase of $18.2 million. This increase was primarily attributable to a heightened awareness of the millennium problem and demand for millennium services. Revenue from the Knowledge Transfer group which include sales of Ardes 2k products and services, approximated $600,000 during the nine months ended September 30, 1997; such revenues were not significant in 1996. Licensee fees and royalty income of approximately $2.6 million for the nine months ended September 30, 1997 increased nearly threefold over the prior year period.

Gross margin for the nine months ended September 30, 1997 was $13.9 million, compared to $4.2 million for the nine months ended September 30, 1996, an increase of approximately $9.7 million. Gross margin as a percentage of revenue for the nine months ended September 30, 1997 was 50% compared to 44% for the 1996 period. This percentage increase was primarily the result of an increase in the amount of product sales revenue and licensee fees and royalty income in 1997, which have higher gross margin contributions.

General, administrative and selling expenses for the nine months ended September 30, 1997 were $10.1 million compared to $3.9 million for the prior year, an increase of $6.2 million. General, administrative and selling expenses increased as a result of the added cost of the infrastructure required in order to support the Company's rapid growth. As a result, general, administrative and selling expenses have been, and continue to be, expected to increase in absolute dollars, while as a percentage of revenues, these cost decreased to 36% for the nine months ended September 30, 1997 as compared to 41% during the comparative prior period. It is expected that these costs as a percent of revenue will continue to gradually decrease as compared to prior year periods

Other income, which is primarily comprised of interest income, was $363,000 for the nine months ended September 30, 1997, compared to $303,000 for the nine months ended September 30, 1996. The increase in 1997 was primarily attributable to the absence of interest expense which was incurred in 1996 related to factored accounts receivable borrowings, which were repaid with proceeds from the 1996 stock offering.


Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $15.1 million compared to $14.2 million at December 31, 1996. Net cash used in operating activities approximated $3.7 million for the nine months ended September 30, 1997 as compared to $1 million for the comparable prior year period. Cash provided by net income was more than offset by increases in accounts receivable, which accounted for most of the use of cash by operating activities.

Net cash provided by investing activities was $4.4 million during the nine months ended September 30, 1997 as compared to net cash used of $14.4 million during the comparable prior year period. The increase in cash provided by investment activities resulted from proceeds from the maturity and sale of investments of $7.7 million, offset by purchases of equipment and furniture and investment in product development. During the last six months of 1996 and the first nine months of 1997, the Company invested approximately $1.2 million and $1.4 million, respectively, in capitalized product development cost in personnel and other related operating expenses in the development of an advanced product based upon its current proprietary Year 2000 process. The product, Ardes 2k, is licensed directly to clients and third-party providers, including computer and software companies, systems integrators, and consultants.

The Company has no significant commitments for capital expenditures and believes that based upon its current operating plan, cash generated from operations and its cash and investments will be adequate to finance its current working capital requirements.

Forward-Looking Statements and Associated Risks

The foregoing discussion contains certain forward-looking statements, including, among others, anticipated trends in the Company's financial condition and results of operation (including expected changes in the Company's gross margin and general, administrative and selling expense). These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the millennium consulting market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the millennium consulting market; and (v) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-QSB will in fact transpire.

Item 6 - Exhibits and reports on Form 8-K

    (a)  The following exhibits are filed as a part of this report:

         Exhibit No.

              11.     Statements re computation of per share earnings

              27.     Financial Data Schedule

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

The Company filed a Current Report on Form 8-K dated October 30, 1997 regarding the acquisition of Pyramid Information Systems, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         Data Dimensions, Inc.
                                         (Registrant)




November 14, 1997     By:         /s/ Larry W. Martin
                          --------------------------------------------------
Date                  Larry W. Martin, President and Chief Executive Officer
                      (Acting Principal Financial and Accounting Officer)