Form 10KSB40
period 1997-12-31
DATA DIMENSIONS INC
filed 1998-03-31
CIK 26990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


        ( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
        (   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to__________

                          Commission File Number 0-4748

                              DATA DIMENSIONS, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                      06-0852458
 (State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                     Identification number)

                         411-108TH AVENUE NE, SUITE 2100
                           BELLEVUE, WASHINGTON 98004
                                 (425) 688-1000
          (Address and telephone Number of Principal Executive Offices)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

                              ---------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. (X)

        The issuer's revenues for the fiscal year ended December 31, 1997 were $47,457,000.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 20, 1998 was approximately $140 million.

        As of February 27, 1998, there were 12,687,402 shares of Common Stock, par value $.001 per share, outstanding.

                             -----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------

                              DATA DIMENSIONS, INC.

                                TABLE OF CONTENTS

     PART I
        Item 1.       Business..................................................................3

        Item 2        Properties................................................................8

        Item 3.       Legal Proceedings.........................................................8

        Item 4.       Submission of Matters to a Vote of Security Holders.......................8


     PART II
        Item 5.       Market for Common Equity and
                        Related Stockholder Matters.............................................9

        Item 6.       Management's Discussion and Analysis of Consolidated
                        Financial Condition and Results of Operations..........................10

        Item 7.       Financial Statements.....................................................16

        Item 8.       Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure....................................16

     PART III
        Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act.......................16

        Item 10.      Executive Compensation...................................................16

        Item 11.      Security Ownership of Certain Beneficial Owners
                        and Management.........................................................16

        Item 12.      Certain Relationships and Related Transactions...........................16


     PART IV
        Item 13.      Exhibits, and Reports on Form 8-K........................................17

     SIGNATURES................................................................................18

                                     PART I.

ITEM 1.        DESCRIPTION OF BUSINESS

The following discussion contains certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Associated Risks."

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

Data Dimensions' experience in analyzing and resolving the millennium problems of business organizations is incorporated in the Millennium Process, which enables the Company to develop customized solutions to a client's specific millennium problems. Through the application of the Millennium Process, the Company is able to identify, evaluate and select specific software tools that would be most effective in assisting the client with the millennium update process. In addition, during this process the Company gains knowledge about all areas of the client's computer systems, positioning it to provide a broad range of computer consulting services not related to the millennium problem. Furthermore, the Company has documented its knowledge base into a series of proprietary processes and packaged the information in a new media format for ease of use and distribution. These processes and new media format, designated as Ardes 2k(TM), provide step-by-step procedures to allow specialists to identify and resolve technology related Year 2000 problems. In 1997, the Company also developed and commenced sales of a specialized research service, Interactive Vendor Review, that collects and makes available information on vendor millennium compliance. These new offerings will support organizations that desire to perform the Year 2000 work with their internal staff.

In 1997 the Company organized into four divisions to better support its clients and grow the business. The four divisions are Knowledge Consulting, Knowledge Transfer, Information Services (formerly Pyramid Information Services) and International. Each division has a mission to provide services and products to support a specific market segment. This organization is intended not only to support the Year 2000 business but to formulate strategies for extension beyond the millennium problem.

INDUSTRY BACKGROUND

The Millennium Problem. For several decades, computer programs and programmers have encoded years using a two-digit format (e.g., "97" for "1997"). Many of the computer programs using two-digit date codes to perform computations or decision-making functions will fail due to an inability to properly interpret dates in the 21st century. For example, some computers will misinterpret "00" to mean the year 1900 rather that 2000. These "date-dependent" programs are prevalent in the computer systems used by many companies, including the following systems:

        Software. Software applications that may be affected by the millennium problem include those performing interest computations, actuarial determinations, financial forecasting and scheduling, human resource planning and inventory maintenance. Moreover, any change made to applications software may require a corresponding change to the data used by that software, which can involve analysis of millions of lines of records contained in an organization's database. In addition, the software portion of an operating system, such as sorts, communications and language processing, may contain date-dependent programs.

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

        The Millennium Consulting Market. The world-wide cost of resolving the millennium problem is estimated to exceed hundreds of billions of dollars over the next several years. The millennium consulting market consists of those aspects of the millennium problem that cannot be resolved by in-house information services personnel. The Company believes most organizations will attempt to resolve the millennium problem internally. However, due to budget constraints, as well as limitations on resources and expertise, the Company believes it is likely that a substantial share of the millennium update process will be outsourced to consulting firms such as Data Dimensions.

THE DATA DIMENSIONS APPROACH

As part of the Data Dimensions' "total solutions" approach, the Millennium Process is designed to resolve all aspects of a client's millennium problem. The Company performs a complete evaluation of the client's entire information system, including its applications software, systems software and hardware, and also identifies devices used by a client which contain embedded systems potentially affected by the millennium problem. The Company also includes a complete systems testing facility through its subsidiary, Data Dimensions Information Services. In addition, the Company interfaces with a client's software vendors to determine the extent to which those vendors are taking responsibility for updating their products, and analyzes the millennium problems of the client's vendors and the impact that the client's millennium conversion may have on its customers, vendors and regulators.

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

STRATEGY

The Company's objective is to expand its position in the computer services industry by providing its clients with high quality, knowledge-based computer consulting services and products, specializing in millennium services. The Company's strategies include the following key elements:

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

        Expand Domestic Coverage. The Company intends to continue to open new sales and consulting offices throughout the United States to enhance its accessibility and responsiveness to clients. The Company also will increase the size of its direct sales force and technical staff to meet anticipated market growth.

        Refine Millennium Process. The Company's strategy is to continuously update and refine the Millennium Process to incorporate the Company's expanding knowledge and product base. As part of this process, the Company will continue to utilize and sell its proprietary software tools which are specifically designed to address the unique millennium problems of each of its clients.

\
        Expand International Licensees and Operations. The Company will continue to pursue strategic opportunities to expand its global presence by licensing the Millennium Process to leading computer consulting firms in specifically targeted markets in North and South America, Europe and the Pacific Rim. The Company believes that these licensing arrangements provide potential growth in new markets, enable the Company to service multinational clients and increase market awareness of the Company's services. The Company will also continue to directly service the UK and European markets directly through its UK subsidiary, Data Dimensions (UK) Limited.

        Market and Sell Millennium Products. The Company's strategy is to expand its leverage by allowing current and future licensees and the Company's sales staff to sell millennium products such as Ardes 2k and Interactive Vendor Review directly to end users throughout the world. The Company believes that these new offerings will support organizations who desire to perform the Year 2000 work with their internal staff as well as support from the Company. Furthermore, the products including Ardes 2k and training will provide the vehicle for organizations to educate millennium staff quickly and to consistently manage the Year 2000 problem.

        Off Site Data Conversion. The Company will continue to expand the use of its Galway, Ireland facility where code and data conversion is being completed. The Company will also continue to review and utilize the work performed in the Irish operations to provide similar "software factories" if the demand requires it.

        Outsourcing and Testing Services. The Company's acquisition of Pyramid Information Services provides the Company with the capabilities to extend both its millennium services into Year 2000 testing for its clients, and systems outsourcing. The Company intends to continue to seek additional business in both service sectors.

The Company intends to use the knowledge and relationships obtained through its millennium consulting services to implement a long-term strategy of providing a full line of computer consulting and knowledge management services to its current and future customers. Recent independent studies estimate that substantial millennium consulting work will be performed after the year 2000, possibly into 2003 and 2004. While the Company concurs with such estimates, the Company believes that demand for millennium consulting services will diminish after the year 2000 and intends to mitigate this by positioning itself to provide computer consulting services and products for projects in other diverse technological areas. For example, clients may require replacement for technological upgrades to their systems after the year 2000. Although the Company anticipates that a substantial portion of its resources will be devoted to millennium consulting services for the next several years, the amount of resources devoted to non-millennium consulting is expected to increase as the year 2000 approaches.

COMPANY SERVICES

        Knowledge Consulting. The Company's millennium consulting service is based on the Millennium Process, which consists of three separate phases: planning, preparation and implementation. These phases are offered either individually or together as part of the Company's "total-solutions" approach to resolving a client's millennium problems.

        Planning Phase. Working with a task force comprised of a client's information service professionals, finance personnel and key users, the Company takes an inventory of the client's entire applications software portfolio, identifies date-dependent applications and determines the earliest point in the future that these applications will fail. The Company also identifies computer hardware and embedded systems that may be affected by the millennium problem and analyzes the impact of millennium conversion on the client's date-sensitive products, vendor relationships and regulatory environment. Based on this inventory and analysis, the Company determines which design modifications, code revisions and other measures are needed and prepares an initial cost estimate.

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

        Implementation Phase. Implementation involves the actual conversion of the code and data contained in a client's operating systems, applications software and related databases in accordance with the specifications determined in the previous phases. During this phase, the Company modifies the code, creates programs to change the data and builds bridges between changed data and unchanged code. All of this is "unit tested" to ensure that specific functions continue to perform, "string tested" to ensure that all program components required in a process function together and "system tested" to ensure that system functions within an application are working properly and data bridges are performing correctly. The Company then moves the changed code into the production environment and physically changes the date. Finally, the Company monitors the conversion for a period of time sufficient to confirm that the conversion was successful.

        Knowledge-Based, Tool-Assisted Consulting. Although the Company generated approximately 75% of its 1997 revenue from its millennium consulting services, the Company intends to develop a broad range of knowledge-based, tool-assisted consulting services not related to the millennium problem. The Company believes that clients will delay certain date processing projects unrelated to the millennium problem while their millennium problems are being resolved. In providing its millennium consulting services, the Company obtains an in-depth understanding of the client's computer systems and business. The Company also believes that, as a result of its client-specific knowledge base and its experience in tool-assisted consulting, it will be well-positioned to take advantage of the anticipated backlog of data processing projects which are not related to the millennium project.

        Knowledge Transfer. Knowledge Transfer provides products and service to transfer methods, processes, techniques and knowledge to the Company's clients, personnel, licensees and subsidiaries. The transfer is supported through three venues: CD-ROM/Internet process system (Ardes 2k), third party vendor Internet-based Year 2000 compliancy database (Interactive Vendor Review), and instructor-led Year 2000 training.

        International Services. The Company offers its technology throughout the world on a royalty basis to suppliers of consulting services. In addition, in the UK market, the Company provides direct services and products of all of the Company's divisions.

        Information Services. In November 1997 the Company completed the acquisition of Pyramid Information Services, Inc. and changed the name of the subsidiary to Data Dimensions Information Services, Inc. ("DDIS"). DDIS provides system outsourcing and testing services through its testing center located in Los Angeles. In 1997, all DDIS revenues were derived from non-Year 2000 related outsourcing business. The Company has begun cross-selling Year 2000 testing services and expects this business to commence in 1998.

SALES AND MARKETING

The Company's marketing strategy is to maintain an image as a high quality computer services organization. The Company focuses its marketing efforts primarily on large business organizations including insurance companies, financial institutions, healthcare providers and public utilities.

As part of its marketing strategy, the Company strives to be one of the leading sources of reliable information on the millennium problem and millennium consulting industry. To implement this strategy, the Company distributes its quarterly Millennium Journal to over 11,000 information services professionals within its target market. In addition, the Company's employees frequently participate in technical roundtables and conferences, thus increasing the Company's industry presence and name recognition. Finally, the Company believes that its international and domestic licensing arrangements will increase market awareness of its services and allow it to attract additional multinational clients.

The Company currently maintains a direct sales force and a network of independent sales representatives to market its millennium consulting services and products. The Company relies on its sales team to generate new clients as well as pursue potential leads. To this end, the Company's sales personnel are encouraged to engage in direct marketing techniques including visits to businesses within the Company's target market. In addition, the sales force and representatives respond to requests for proposals, follow up on client referrals and pursue leads resulting from technical roundtables and conferences.

The Company carefully selects and reviews its sales representatives. These parties generally enter into agreements with the Company that govern the terms under which they market the Company's services. Such agreements define an approved territory and typically contain one-year terms.

CLIENTS

The Company's clients consist primarily of business organizations that process large volumes of automated transactions involving date computations. During 1997, the Company provided services to approximately 170 clients. The Company's five largest clients in 1997 accounted for approximately 30% of revenue.

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

The Company has licensed the use of the Millennium Process to many consulting firms located in North America, Europe and the Pacific Rim. Although the Company's license agreements with these consulting firms contain confidentiality and non-disclosure provisions, there can be no assurance that the licensee will take adequate precautions to protect the Millennium Process. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the means used by the Company's competitors will not independently develop substantially similar or superior processes.

As the number of competitors providing millennium consulting services increases, overlapping processes used in such services will become more likely. Although the Millennium Process has never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to, and diversion of effort by, the Company. Any infringement claim or litigation against the Company could, therefore, materially and adversely affect the Company's business, operating results and financial condition.

PRODUCT AND TECHNOLOGY DEVELOPMENT

During 1997, the Company invested approximately $2 million in capitalized product development cost, consisting of personnel and other related expenses to develop Ardes 2k and Interactive Vendor Review. These products will be sold directly to clients and to third-party providers, including computer and software companies, systems integrators and consultants.

COMPETITION

The market for millennium consulting services is highly competitive and will become increasingly competitive as the year 2000 approaches. The primary competitive factors in the millennium consulting industry are price, service, and most importantly, the expertise and experience of the personnel provided to clients and the ability of such personnel to provide the skills and knowledge necessary to solve data processing problems. The Company believes that its "total solutions" approach to the millennium problem and its experience in providing millennium consulting services distinguish its services from those of its competitors.

The principal competitors within the millennium consulting industry are ISSC (a subsidiary of IBM), Computer Horizons Corp., Keane, Inc., Computer Task Group, Inc., and Cap Gemini, Inc. Some of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the millennium consulting industry. As a result, there can be no assurance that one of the Company's competitors will not develop a millennium consulting process which achieves greater market acceptance than the Millennium Process.

EMPLOYEES

As of February 28, 1998, the Company employed approximately 450 full-time employees, including 295 technical consultants, 40 employees in product development and product support, 40 employees providing information services to customers, 15 employees in direct sales and 60 employees in administration and support. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relationship with its employees to be good.

ITEM 2.        DESCRIPTION OF PROPERTY

The Company maintains its headquarters in a leased facility in Bellevue, Washington. The lease on this space will expire in 2002. In addition, the Company maintains leased office space for regional offices and direct sales personnel located in Walnut Creek, California; Joliet,Illinois; Marlboro, Massachusetts; Woodridge, Virginia; Reston, Virginia; Raleigh, North Carolina; East Brunswick, New Jersey; Jacksonville, Florida; Boston, Massachusetts; Kennesaw, Georgia; Glen Rock, New Jersey; New York, New York; Dallas, Texas; Cleveland, Ohio; Montgomery, Alabama; St. Petersburg, Florida; Roswell, Georgia; Pasadena, California; Laguna Hills, California; Colorado Springs, Colorado; Denver, Colorado; Honolulu, Hawaii; Thame, United Kingdom. Other than the lease for the Company's headquarters and two regional offices which have leases expiring on July 31, 1999 and December 1, 1999, none of the Company's leases have terms in excess of one year. The Company's subsidiary in Ireland leases space in Galway, Ireland pursuant to a lease ending in 2006. The Company believes its facilities are in good condition.

ITEM 3.        LEGAL PROCEEDINGS

As of March 20, 1998, there were no material pending legal proceedings to which the Company is a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to its business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY STOCKHOLDERS

No matters were submitted to a vote of the Company's Stockholders during the quarter ended December 31, 1997.

                                    PART II.

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the NASDAQ National Market System under the symbol "DDIM." On March 20, 1997, the Company effected a 3-for-1 stock split effected in the form of a stock dividend, and the information presented in this Annual Report on Form 10-KSB has been adjusted to reflect the effect of this split.

The stock prices listed below for the first quarter of 1996 represent the high and low closing bid prices, as reported in Bloomberg Financial Market Commodities News, a service of Bloomberg L.P. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The stock prices for subsequent periods are the high and low bid prices as quoted on the NASDAQ National Market System.

1996                                              HIGH          LOW
                                                  ----          ---
First Quarter ended March 31, 1996 .........  $    7.44     $   1.13
Second Quarter ended June 30, 1996 .........      18.58         4.62
Third Quarter ended September 30, 1996 .....      14.92         5.92
Fourth Quarter ended December 30, 1996 .....      13.80         7.83

1997                                               HIGH          LOW
                                                   ----          ---
First Quarter ended March 31, 1997 .........  $   24.75     $   10.79
Second Quarter ended June 30, 1997 .........      32.50         19.13
Third Quarter ended September 30, 1997 .....      37.75         22.00
Fourth Quarter ended December 31, 1997 .....      40.75         16.44

On March 20, 1998, the closing price of the common stock on the NASDAQ National Market System was $14.19 per share. As of February 27, 1998, there were approximately 667 holders of record of the Company's Common Stock.

The Company has not paid cash dividends on its Common Stock. The Company intends to retain earnings for use in its business and to support growth and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. There were no sales of unregistered securities by the Company during the year ended December 31, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING-STATEMENTS AND ASSOCIATED RISKS

This Annual Report contains certain forward-looking statements, including, among others (i) the potential extent of the millennium problem and the anticipated growth in the millennium consulting market; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategies for expanding its presence in the computer services industry (including opening new sales offices, updating its millennium consulting methodology, expanding its licensing arrangements and positioning itself for non-millennium and post-2000 markets); and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the millennium consulting market;
(ii) changes in external competitive market conditions that might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) the Company's ability to profitably market and sell its Knowledge Transfer products; (v) changes in the Company's business strategies or an inability to execute its strategies due to unanticipated changes in the millennium consulting market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will, in fact, transpire.

OVERVIEW

Data Dimensions provides high quality knowledge-based millennium consulting services. The Company's millennium consulting services are based on its proprietary millennium consulting process. This process consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond. Additionally, during 1996 and 1997 the Company developed and commenced sales of a CD-ROM and Internet product, Ardes 2k, that provides step-by-step procedures to allow technology specialists to identify, manage and implement solutions for computer and business related millennium problems. In 1997, the Company also developed and commenced sales of a specialized research service, Interactive Vendor Review, that collects and makes available information on vendor millennium compliance. These new offerings will support organizations that desire to perform the Year 2000 work with their internal staff.

Since 1991, Data Dimensions has focused on assisting major organizations to plan and execute programs for resolving the Year 2000 technology problems. The Company's clients consist primarily of large business and governmental organizations. Although the Company believes that demand for certain millennium consulting services will continue after the year 2000, this demand is likely to diminish significantly. Therefore, the Company plans to pursue opportunities in the computer consulting market that are not related to the millennium problem and to develop strategies and services to take advantage of those opportunities. The Company intends to use the knowledge obtained in providing its millennium consulting services to address other computer consulting needs of its clients.

In November 1997, the Company acquired Pyramid Information Services, Inc. ("Pyramid"), a Los Angeles, California-based company that provides computer mainframe outsourcing services, including data processing, operations and systems support, network and production control, and management services to its clients located throughout the United States, Canada and Australia. Pyramid became a wholly-owned subsidiary of the Company and changed its name to Data Dimensions Information Services, Inc. ("DDIS"). This business combination has been accounted for as a pooling-of-interests, and accordingly, the accompanying financial statements and other financial information included in this Annual Report have been presented as though the companies had been combined for all periods.

The Company markets its services domestically primarily through in-house salespeople and three independent sales representatives. The Company has leveraged its technology by licensing the right to use its millennium consulting process to over twenty consulting firms operating in more than fifty countries worldwide. Approximately 5% of the Company's revenue in 1996 and 1997 consisted of royalty and license fees pursuant to license agreements with these consulting firms. The Company intends to pursue the growing international market by establishing additional licensing relationships and has an office near London, England to develop and manage these relationships. The Company's ability to increase its international license arrangements will depend on the development of, and the amount of competition in, the international market.

The Company's consulting and information services revenue consists of billable hours for services provided by its technical consultants multiplied by contract rates, and this revenue is recognized when services are performed. The Company receives license fees and royalties which are recognized as services are provided and reported by licensees. Direct costs consist primarily of salaries, benefits, commissions and other costs directly related to services provided.

Gross margins recognized depend primarily on the productivity of the Company's billable personnel. Productivity is based on the number of billable personnel and their billing rates, the number of working days in a period and the number of hours worked per day. Billable personnel are paid salaries; however, clients are charged a time-based rate. Gross margins will vary based upon the mix of revenue, especially royalty income and product sales, because the direct costs associated with such revenues are typically lower than those associated with revenues for consulting or outsourcing services. Although the Company anticipates that the amount of revenue attributable to royalties will increase, this will primarily depend on the development of, and the amount of competition in, the new markets where the Company has entered. Whether it will increase as a percentage of total revenue will also depend upon revenue growth in other areas of the business. Furthermore, while product sales will have a lower associated direct cost, the volume of future product sales is unknown at this time, and accordingly, the expected impact on future margins is undeterminable at present. Finally, gross margins vary based on the percentage of revenue attributable to the various phases of the millennium conversion process, because gross margins for the implementation phase are generally lower than that for the planning phase. The Company expects the percentage of revenue attributed to the implementation phase to increase as the year 2000 approaches, which may dampen the impact on gross margin.

General, administrative and selling expenses consist primarily of administrative personnel compensation and benefits, recruiting, marketing, promotion, investor relations, office expenses, travel, and other general overhead. Although the Company expects these expenses to increase in absolute terms primarily as a result of the Company's growth, it expects these expenses to stabilize or gradually decrease as a percentage of revenue. Whether these expenses will stabilize or decrease as a percentage of revenue will depend primarily on future revenue growth and on the extent to which the increase of its administrative, sales and support staff will support its future growth.

Management anticipates sufficient taxable income to utilize its net operating loss carryforwards and thus realize its recorded deferred tax assets. At December 31, 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $2.2 million. Limitations on utilization may significantly diminish net operating loss carryforwards available to offset future taxable income.

RESULTS OF OPERATIONS

The following table sets forth certain data for the year ended December 31 as a percentage of revenue.

                                                      1995           1996          1997
                                                    -------        -------        -------
Revenue ....................................          100.0%         100.0%         100.0%
Direct Costs ...............................           58.7           59.0           56.5
                                                    -------        -------        -------
Gross Margin ...............................           41.3           41.0           43.5
General, administrative and selling expenses           30.6           35.5           34.4
                                                    -------        -------        -------
Income from operations before unusual items            10.7            5.5            9.1
Unusual items ..............................         --             --                8.5
                                                    -------        -------        -------
Income from operations .....................           10.7            5.5             .6
Other income (expense) .....................           (1.9)           2.4             .9
                                                    -------        -------        -------
Earnings before income tax .................            8.8            7.9            1.5
Income tax benefit (provision) .............            3.4            (.1)          (1.5)
                                                    -------        -------        -------
Net income .................................           12.2%           7.8%           0.0%
                                                    =======        =======        =======

As more fully described in Note 1 to the consolidated financial statements, the Company conducts it business through four operating divisions consisting of Knowledge Consulting, Information Services, Knowledge Transfer and International.

Comparison of 1997 to 1996

The Company reported record annual revenue of $47.5 million for 1997, a 128% increase from $20.8 million for 1996. Revenue from Knowledge Consulting increased approximately $22.1 million, or 160%, primarily due to a heightened awareness of the millennium problem and demand for millennium services. Revenues from Information Services increased approximately $1.4 million, or 23%, due both to increased volume of processing work from existing clients and an increased client base. Revenue from Knowledge Transfer, a new business group in 1997, was $1.6 million. International revenue increased approximately $1.5 million, or 149%, as a result of having licensee arrangements in place for all of 1997 for licensees added in 1996 and, to a lesser extent, to new licensees.

Gross margin for 1997 was $20.6 million, a $12 million increase, or 141%, from $8.6 million for 1996. Gross margin as a percentage of revenue was 43.5% for 1997 compared to 41% for 1996. This percentage increase was primarily the result of an increase in the relative share of Knowledge Transfer and International revenue, which has a higher gross margin contribution.

General, administrative and selling expenses for 1997 were $16.3 million, an $8.9 million increase, or 120%, from $7.4 million for 1996. General, administrative and selling expenses increased as a result of the added cost of the infrastructure required in order to support the Company's rapid growth. The Company had approximately 445 employees at the end of 1997 as compared to 225 at the end of 1996, an increase of 98%. This growth results in increased costs of facilities and related services, salaries, continued recruiting, training, travel and other staffing costs. The Company believes that with increased demand for its millennium services and products, further increases in support staff and other related costs will continue. As a result, general, administrative and selling expenses have increased in absolute dollars, while as a percentage of revenues, these costs decreased to approximately 34% in 1997 from 35% in 1996. General, administrative and selling expenses increased to approximately 37% of revenue during the fourth quarter of 1997 as a result of the rate that infrastructure build-up outpaced revenue growth, a trend which Company management believes will reverse later in 1998 as a result of corrective actions taken.

The Company recorded unusual charges against income of approximately $4 million during the fourth quarter of 1997, which had the effect of decreasing net income by $.21 per common share. These charges, which are more fully discussed in the accompanying notes to consolidated financial statements, were comprised of $2.6 million of asset write-down charges for impairment of long-lived assets, $764,000 of merger related costs and $619,000 of reorganization related costs, substantially all of which have been paid.

The provision for income taxes increased to $700,000 in 1997 as compared to $15,000 for 1996, and as a percentage of earnings before tax increased to 97% from 1%. The 1997 effective tax rate was significantly higher than the expected statutory tax rate primarily due to merger-related matters, including a $285,000 deferred tax provision recorded as of the merger date pertaining to deferred taxes not previously recorded by Pyramid due to its being a subchapter S corporation for federal income tax purposes. The income tax provision for 1996 was significantly less than the expected statutory tax rate resulting from a decrease in the deferred tax asset valuation allowance and the fact that Pyramid earnings were not subject to federal income taxes as a result of its subchapter S status.

Comparison of 1996 and 1995

The Company reported revenue of $20.8 million for 1996, an 88% increase from $11.1 million for 1995. Revenue from Knowledge Consulting increased approximately $7.9 million, or 135%, primarily due to a heightened awareness of the millennium problem and demand for millennium services. Revenues from Information Services increased approximately $1.2 million, or 24%, both due to increased volume of processing work from existing clients and an increased client base. International revenue increased $688,000, or 194%, due to new licensees and having licensee arrangements for licensees added in 1995 in place for all of 1996.

Gross margin for 1996 was $8.6 million, a $4 million increase, or 87%, from $4.6 million for 1995. Gross margin increased due to increases in revenue. Gross margin as a percentage of revenue approximated 41% for 1996 and 1995.

General, administrative and selling expenses for 1996 were $7.4 million, a $4 million increase, or 118%, from $3.4 million for 1995. This increase was primarily attributable to the Company's rapid growth and normal cost increases. General, administrative and selling expenses as a percentage of revenue increased from 31% in 1995 to 36% in 1996. This percentage increase was primarily the result of increases in administrative, sales and other support staff in order to support the continuous rapid growth of the Company. Because of increased competition and in order to obtain more market share, the Company increased its marketing and direct sales activities. The Company had approximately 225 employees at the end of 1996 as compared to 100 at the end of 1995, an increase of 125%. This growth resulted in increased costs of facilities and related services, salaries, recruiting, training, travel and other staffing costs. Furthermore, as a result of the Company's secondary public offering in April 1996, additional costs were required to respond to and service an increased level of investor communications activities.

Other income for 1996 was $492,000, compared to other expense of $207,000 in 1995. The other income for 1996 was attributable to investment income earned during the last nine months totaling $583,000, which was offset by interest expense related to accounts receivable factored during the first quarter. The expense for 1995 was attributable to accounts receivable factored and related finance charges.

The provision for income taxes increased to $15,000 in 1996, as compared to a benefit of $380,000 for 1995. The income tax provision for 1996 was significantly less than the expected statutory tax rate resulting from a decrease in the deferred tax asset valuation allowance and the fact that Pyramid earnings were not subject to federal income taxes as a result of subchapter S status. The 1995 income tax benefit resulted from a decrease in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of 1997 and 1996

Net cash used by operating activities was $463,000 in 1997 as compared to $1.9 million in 1996. Earnings before deferred taxes, depreciation, amortization and the non-cash portion of unusual items approximated $3 million in 1997, an increase of $1.2 million, or 63%, over 1996. Cash provided by net income before non-cash charges for depreciation, amortization and unusual items, and increases in current liabilities were more than offset by the increase in accounts receivable, which accounted for most of the use of cash by operating activities.

Net cash provided by investing activities was $2.3 million during 1997 as compared to net cash used of $11.2 million during 1996. Cash provided by investment activities in 1997 resulted from proceeds from the maturity and sale of investments of $7.7 million, whereas cash used by investing activities in 1996 resulted primarily from net purchases of investments of $8.7 million. Cash used by investing activities in 1997 resulted from investment in product development, purchases of equipment, furniture and other assets. During 1997, the Company invested approximately $2 million in capitalized product development cost consisting primarily of personnel and other related costs in the development of advanced products based upon its current proprietary Year 2000 process.

As of December 31, 1997, the Company had working capital of $13.2 million and cash, cash equivalents and investment securities of approximately $5.7 million. In December 1997, the Company obtained a $5 million, two-year, working capital, unsecured, revolving line of credit with a bank. The Company has not borrowed any amounts pursuant to this line of credit. The Company has no significant commitments for capital expenditures and believes that based upon its current operating plan, cash generated from operations and its existing cash and investments, as potentially supplemented by line of credit borrowings, will be adequate to finance its current working capital requirements.

Comparison of 1996 and 1995

Net cash used by operating activities was $1.9 million in 1996 as compared to cash provided by operating activities of $154,000 in 1995. Earnings before deferred taxes, depreciation and amortization approximated $1.8 million in 1996, an increase of $859,000, or 87%, over 1995. Cash provided by net income before non-cash charges for depreciation, amortization and deferred taxes and increases in current liabilities were more than offset by the increase in accounts receivable, which accounted for most of the use of cash by operating activities.

Net cash used by investing activities was $11.2 million in 1996 as compared to $257,000 in 1995. The increase in the use of cash by investing activities during 1996 was due to an increase in purchases of investment securities available for sale, investment in product development and purchases of equipment and furniture.

Net cash provided by financing activities was $15.2 million in 1996 as compared to $438,000 in 1995. The increase in cash provided by financing activities in 1996 was primarily due to net proceeds received from the sale of common stock. The increase was partially offset by a decrease in advances from factor resulting from the repayment of such borrowings.

YEAR 2000 COMPLIANCE

The Company has evaluated the cost necessary to make its computer systems Year 2000 compliant. Most of these costs are expected to be incurred during 1998 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information," and Statement of Position 97-2 "Software Revenue Recognition," each of which relates to additional reporting and disclosure requirements effective for future financial periods. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

OUTLOOK - ISSUES AND UNCERTAINTIES

The Company does not provide forecasts of future financial performance. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered.

Fluctuations in quarterly operating results

The Company has experienced and may experience in the future fluctuations in its quarterly operating results. Several factors may influence revenues, including the number and requirements of client engagements, employee productivity rates, the Company's ability to retain key personnel, the ability of the Company to develop, introduce and successfully market new and enhanced products and services, and general economic conditions which may affect clients' decisions about the extent and timing of investments in their information systems. Unanticipated termination of a significant project or client decision not to proceed to further project stages could result in decreased revenues, lower employee productivity rates and lower profits. Additionally, varying factors affecting gross margins include the number and project phase of services provided during a particular period, employee productivity, staffing mix, and salary and other compensation related costs necessary to attract and retain qualified personnel.

Retention and recruitment of technical personnel

The Company's business is labor intensive and depends to a significant extent on its ability to attract, train and retain highly skilled professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. Furthermore, the information services industry has experienced high employee turnover rates, which have increased in recent periods. The manner and extent to which companies respond to recruiting and retention pressures will likely result in increases in the amounts and types of compensation being offered to employees. There can be no assurance that the Company will be successful in attracting a sufficient number of qualified technical personnel or in retaining existing and future employees.

Dependence on Knowledge Consulting business

The Company's Knowledge Consulting business has accounted for approximately 66% and 76% of revenues in 1996 and 1997, respectively. As a result, the Company's future operating results depend to a significant extent on the continued growth and profitability of that business. The Knowledge Consulting business has derived, and will likely continue to derive, a significant portion of its revenues from a limited number of large clients. In 1997, the Company's ten largest clients accounted for approximately 44% of its revenues. The volume of work performed for specific clients varies from period to period, and a major client in one year may not be a major client in a subsequent period. In 1998, anticipated revenue from one of the Company's clients are expected to account for in excess of 10% of total revenue. There can be no assurance that in the future one or more of the Company's larger clients will not terminate a contract, reduce the scope of a large project or elect not to proceed to a stage of a project as anticipated by the Company. The cancellation or significant reduction in the scope of large projects could have a material effect on the Company's business, operating results and financial condition.

Risks associated with Year 2000 business and new products and services

The Company expects to derive a significant portion of its revenues from Year 2000 services through at least 1999. There can be no assurance that the Company will continue to be successful in increasing its Year 2000 business or that the revenue growth rate in future years will approach the levels attained in prior years or, to the extent that such business increases, that the Company will be able to meet the demand for such services on a timely basis. Furthermore, while a substantial majority of the Company's current business is for Year 2000 projects, the company expects this demand to begin to decrease as the implementation and testing of conversion projects are completed. The Company is incorporating strategies to leverage its knowledge of client systems into additional engagements involving other than Year 2000 solutions. The Company's ability to successfully develop new services and products depends on a number of factors, including its ability to identify and effectively integrate such services and products into the Company's existing organizational structure. By devoting significant resources to its Year 2000 business, the Company's ability to develop and market new services and products could be adversely affected. Additionally, there can be no assurance that the Company will be successful in generating additional business from its Year 2000 clients for other services or that the financial performance of any new offerings will meet expectations.

Competition

The markets for the Company's services and products are highly competitive and characterized by rapid change and uncertainty due to new and emerging technologies. The market for consulting services is fragmented, regionalized and no company holds a dominant position. As a result, in addition to competing with larger national and international service providers, the Company also competes with large regional providers. Also, in many instances the Company finds itself competing with the internal information systems resources of its clients and prospective clients. Competition is expected to continue and intensify as the market for information technology services and products develop. There can be no assurance that other companies will not develop services and products that will be more successful than those of the Company. Company management believes that distinguishing competitive factors in the industry include, among others, strong client relationships, quality of services and products, price, project management capability, and technical and business expertise. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will continue to compete successfully with its current and future competitors.

Volatility of stock price

The Company's common stock has been subject to extreme price and volume fluctuations in the past. Additionally, the stock market has experienced significant price fluctuations, particularly among technology companies, which often have been unrelated to the operating performance of specific companies. Any announcement with respect to any unfavorable variance in revenues or net income from levels generally expected by securities analysts or investors would have an immediate and significant effect on the trading price of the common stock. In addition, factors such as announcements of technological innovations or new services or products by the Company, its competitors or other third parties, rumors of such innovations or new services or products, changing market conditions in the industry, changes in estimates by securities analysts, announcements of unusual events, or general economic conditions may have a significant impact on the market price of the stock.

ITEM 7.        FINANCIAL STATEMENTS

See "Consolidated Financial Statements" on pages F-1 through F-16 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On March 26,1998, the Company notified BDO Seidman, LLP that it intended to engage another accounting firm as the Company's independent accountants for the fiscal year ending December 31, 1998. The decision to change independent accountants was approved by the Board of Directors of Data Dimensions, Inc. on March 26, 1998.

        The report of BDO Seidman, LLP on the Company's consolidated financial statements for the years ended December 31, 1995, 1996, and 1997 contained no adverse opinion and was unmodified, except for the inclusion of a disclosure that the consolidated financial statements give retroactive effect to the merger of Data Dimensions, Inc. and Pyramid Information Services, Inc., which merger has been accounted for as a pooling of interests.

        There have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the matter in their report.

(b) On March 26, 1998, the Company appointed Price Waterhouse LLP as its independent accountants for the fiscal year ending December 31, 1998, pursuant to the approval of the Company's Board of Directors.


                                    PART III.

ITEM 9.        DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information concerning Directors and Executive Officers of the Company set forth in the Proxy Statement to be delivered to the stockholders in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Directors and Executive Officers" is incorporated herein by reference, as is the information concerning the Directors, Officers, and more than 10% stockholders of the Company under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.       EXECUTIVE COMPENSATION

The information concerning executive compensation set forth in the Proxy Statement under the heading "Executive Compensation" is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith or incorporated by reference

EXHIBIT NUMBER                 DESCRIPTION OF EXHIBIT

NO.

2.1 Agreement and Plan of Reorganization by and among Data Dimensions, Inc, DP Acquisition Corporation, Eugene M. Stabile, and Pyramid Information Services, Inc. dated October 30, 1997. (Incorporated by reference to the Company's October 30, 1997 Current Report on Form 8-K.)

3.1 Certificate of Incorporation and all amendments thereto (Incorporated by reference to the Company's Registration Statement on Form SB-2. Reg. No. 333-841.)

3.2 Second Amended and Restated Bylaws (Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-KSB.)

4.1 Form of Common Stock Certificate (Incorporated by reference to the Company's Registration Statement on Form SB-2.) See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Second Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock.

10.1 1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form SB-2. Reg. No. 333-841.)

10.2 1997 Stock Option Plan (Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-KSB.)

10.3    Lease Agreement for Registrant's Facility in Bellevue, Washington

10.4    Agreement between the Company and Gordon A. Gardiner dated
        November 6, 1997.

10.5    Agreement between the Company and Thomas R. Clark dated
        October 31, 1997.

16.1    Letter on change in certifying accountant

21.1    Subsidiaries of the Registrant

23.1    Consent of Independent Certified Public Accountants

24.1    Power of Attorney of Thomas W. Fife

24.2    Power of Attorney of Robert T. Knight

24.3    Power of Attorney of Lucie J. Fjeldstad

27.1    Financial Data Schedule for year end December 31, 1997

27.2    Financial Data Schedule for quarter end September 30, 1997

27.3    Financial Data Schedule for quarter end June 30, 1997

27.4    Financial Data Schedule for quarter end March 31, 1997

27.5    Financial Data Schedule for year end December 31, 1996

27.6    Financial Data Schedule for quarter end March 31, 1996

27.7    Financial Data Schedule for quarter end June 30, 1996

27.8    Financial Data Schedule for quarter end September 30, 1996

27.9    Financial Data Schedule for year end December 31, 1995

 (b) During the quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K dated October 31, 1997 relating to the acquisition of Pyramid Information Services, Inc.

                                   SIGNATURES

        In accordance with the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1998.



                                     DATA DIMENSIONS, INC.
                                     (Registrant)



                                     By:/s/ Larry W. Martin
                                       -----------------------------------------
                                       Larry W. Martin
                                       Chief Executive Officer


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                                  Title                               Date
        ---------                                  -----                               ----


    /s/Larry W. Martin                   Chairman of the Board, Director,         March 27, 1998
------------------------------           Chief Executive Officer and
       Larry W. Martin                   President (Principal Executive
                                         Officer)


    /s/Gordon A. Gardiner                Executive Vice President,                March 27, 1998
------------------------------           Chief Financial Officer and Secretary
       Gordon A. Gardiner                (Principal Financial and
                                         Accounting Officer)

    /s/Thomas W. Fife
------------------------------           Director                                 March 27, 1998
       Thomas W. Fife

   /s/Robert T. Knight
------------------------------           Director                                 March 27, 1998
      Robert T. Knight

  /s/Lucie J. Fjeldstad
------------------------------           Director                                 March 27, 1998
     Lucie J. Fjeldstad

                             DATA DIMENSIONS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants.....................F-1

Consolidated Balance Sheets............................................F-2

Consolidated Statements of Operations..................................F-3

Consolidated Statements of Stockholders' Equity........................F-4

Consolidated Statements of Cash Flows..................................F-5

Notes to Consolidated Financial Statements.............................F-6


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Data Dimensions, Inc.

We have audited the accompanying consolidated balance sheets of Data Dimensions, Inc. and its subsidiaries as of December 31, 1995, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Data Dimensions, Inc. and its subsidiaries and Pyramid Information Services, Inc. This merger has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Dimensions, Inc. and its subsidiaries as of December 31, 1995, 1996 and 1997, and results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Seattle, Washington
February 17, 1998

                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                 DECEMBER 31,
                                                                  ------------------------------------------
                                                                     1995            1996            1997
                                                                  --------         --------         --------
Current assets
  Cash and cash equivalents ..............................        $    471         $  2,617         $  4,694
  Investment securities available for sale ...............            --              8,677              986
  Accounts receivable, net:
       Trade (Note 4)
                                                                     2,627            6,396           16,806
       Other .............................................            --                699              336
  Prepaid and other current assets .......................             336            1,256              937
  Deferred income taxes ..................................             330              370              247
                                                                  --------         --------         --------
       Total current assets ..............................           3,764           20,015           24,006

Equipment and furniture, net .............................             194            1,109            3,107
Investment in product development, net (Notes 3 and 6) ...            --              1,255            1,635
Other assets .............................................              57              128            1,613
                                                                  --------         --------         --------
                                                                  $  4,015         $ 22,507         $ 30,361
                                                                  ========         ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable .......................................        $    276         $    899         $  3,148
  Advance billings .......................................             655            1,112            1,431
  Accrued compensation and commissions ...................             716            1,105            3,128
    Accrued software license obligations .................            --                239              674
  Other accrued liabilities ..............................             242              158            1,116
  Dividends payable (Note 9) .............................            --               --              1,000
  Current portion of capital lease obligations ...........            --               --                287
  Advances from factor ...................................             824             --               --
                                                                  --------         --------         --------
       Total current liabilities .........................           2,713            3,513           10,784
                                                                  --------         --------         --------
Capital lease obligations, net of current portion ........            --               --                483
                                                                  --------         --------         --------

Commitments and contingencies (Notes 7 and 12)

Stockholders' equity
  Common stock, $.001 par value; 20,000 shares authorized;
    7,452, 11,913 and 12,542 shares issued and outstanding              18               22               22
  Additional paid in capital .............................           1,518           18,019           22,026
  Treasury stock, at cost, 7 and 108 shares ..............            --                (83)          (2,971)
  Cumulative translation adjustment ......................            --               --                 90
  Retained earnings (deficit) ............................            (234)           1,036              (73)
                                                                  --------         --------         --------
       Total stockholders' equity ........................           1,302           18,994           19,094
                                                                  --------         --------         --------
                                                                  $  4,015         $ 22,507         $ 30,361
                                                                  ========         ========         ========


    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                   1995             1996              1997
                                                                ---------         ---------         ---------
Revenue
  Knowledge Consulting                                          $   5,878         $  13,793         $  35,864
  Information Services                                              4,833             6,001             7,378
  Knowledge Transfer                                                 --                --               1,619
  International                                                       354             1,042             2,596
                                                                ---------         ---------         ---------
              Total revenue                                        11,065            20,836            47,457
Direct costs                                                        6,494            12,283            26,820
                                                                ---------         ---------         ---------
Gross margin                                                        4,571             8,553            20,637
General, administrative and selling expenses                        3,389             7,397            16,309
Unusual items (Notes 2 and 3)                                        --                --               4,024
                                                                ---------         ---------         ---------
Income from operations                                              1,182             1,156               304
                                                                ---------         ---------         ---------
Other income (expense)
  Interest expense                                                   (207)              (91)             --
  Interest income                                                    --                 583               415
                                                                ---------         ---------         ---------
       Total other income (expense)                                  (207)              492               415
                                                                ---------         ---------         ---------
Earnings before income tax                                            975             1,648               719
Income tax provision (benefit), including $285,000
   Merger related in 1997  (Notes 2 and 8)                           (380)               15               700
                                                                ---------         ---------         ---------
Net income                                                      $   1,355         $   1,633         $      19
                                                                =========         =========         =========
Net income per share-basic                                      $     .19         $     .15         $     .00
                                                                =========         =========         =========
Net income per share-diluted                                    $     .17         $     .15         $     .00
                                                                =========         =========         =========
Weighted average shares outstanding-basic                           7,209            10,678            12,308
                                                                =========         =========         =========
Weighted average shares outstanding-diluted                         8,091            11,230            12,609
                                                                =========         =========         =========
Pro forma net income and per share information (Note 2):

Net income before pro forma adjustments                                                             $      19
Pro forma adjustments:
  Contractual increase in officer salary                                                                  (71)
 Federal income taxes on Pyramid earnings, net of $285,000
    Merger related                                                                                         73
                                                                                                    ---------
Pro forma net income                                                                                $      21
                                                                                                    =========
Pro forma net income per share-diluted                                                              $     .00
                                                                                                    =========


    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                      Common Stock         Additional                 Cumulative     Retained
                                  --------------------      Paid in       Treasury    Translation    Earnings
                                  Shares           $        Capital        Stock      Adjustment     (Deficit)        Total
                                  --------     --------     --------      --------      --------      --------      --------
Balance at January 1, 1995           7,056     $     18     $  1,173      $   --        $   --        $ (1,589)     $   (398)

Issuance of common stock               396         --            345          --            --            --             345
Net income                            --           --           --            --            --           1,355         1,355
                                  --------     --------     --------      --------      --------      --------      --------
Balance at December 31, 1995         7,452           18        1,518          --            --            (234)        1,302

Issuance of common stock:
 Exercise of warrants                  138         --           --            --            --            --            --
 Public offering                     3,993            4       18,639          --            --            --          18,643
 Exercise of options                   330         --            220          --            --            --             220
Stock issue cost                      --           --         (2,358)         --            --            --          (2,358)
Acquisition of Treasury stock
  in connection with exercise
  of options                          --           --           --             (83)         --            --             (83)
Distributions to Pyramid
  stockholder                         --           --           --            --            --            (363)         (363)
Net income                            --           --           --            --            --           1,633         1,633
                                  --------     --------     --------      --------      --------      --------      --------
Balance at December 31, 1996        11,913           22       18,019           (83)         --           1,036        18,994

Issuance of common stock:
  Exercise of warrants                 266         --          2,772          --            --            --           2,772
  Exercise of options                  363         --            619          --            --            --             619
Income tax benefit from stock
  options                             --           --            616          --            --            --             616
Acquisition of Treasury stock
  in connection with exercise
  of options and warrants             --           --           --          (2,888)         --            --          (2,888)
Distributions and declared
  dividends to Pyramid
  stockholder                         --           --           --            --            --          (1,128)       (1,128)
Cumulative translation                --           --           --            --              90          --              90
Net income                            --           --           --            --            --              19            19
                                  --------     --------     --------      --------      --------      --------      --------
Balance at December 31, 1997        12,542     $     22     $ 22,026      $ (2,971)     $     90      $    (73)     $ 19,094
                                  ========     ========     ========      ========      ========      ========      ========



    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1995           1996          1997
                                                         --------      --------      --------
Cash flows from operating activities:
  Net income                                             $  1,355      $  1,633      $     19
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities
  Depreciation and amortization                                59           287           932
    Deferred income tax  provision (benefit)                 (428)          (75)          680
  Non-cash portion of unusual items charge                   --            --           1,373
  Changes in operating assets and liabilities:
    Increase in trade accounts receivable                  (1,083)       (3,769)      (10,410)
    Decrease (increase) in other receivables                 --            (699)          363
    Decrease (increase) in prepaid
      and other current assets                               (164)         (920)          319
    Increase (decrease) in advance billings                  (174)          457           319
    Increase in accounts payable                              150           623         2,249
    Increase in accrued compensation and commissions          273           488         2,023
    Increase in accrued software license obligations         --             239           435
    Increase (decrease) in accrued liabilities                187           (84)          958
  Other                                                       (21)          (41)          277
                                                         --------      --------      --------

Net cash provided (used) by operating activities              154        (1,861)         (463)
                                                         --------      --------      --------

Cash flows from investing activities:
  Purchase of investment securities                          --          (9,424)         --
  Proceeds from sale of investment securities                --             752         7,691
  Purchase of equipment and furniture                        (165)       (1,195)       (1,953)
  Investment in product development                          --          (1,255)       (2,001)
    Increase in other assets                                  (57)          (71)       (1,485)
  Other                                                       (35)           35          --
                                                         --------      --------      --------

Net cash provided (used) by investing activities             (257)      (11,158)        2,252
                                                         --------      --------      --------

Cash flows from financing activities:

  Net proceeds from issuance of common stock                  338        16,422           503
  Payment of capital lease obligations                       --            --             (87)
  Distributions to  Pyramid stockholder                      --            (363)         (128)
  Repayment of notes payable                                 (213)         --            --
  Increase (decrease) in advances from factor                 313          (824)         --
  Payment of accrued preferred stock dividends               --             (70)         --

Net cash provided by financing activities                     438        15,165           288
                                                         --------      --------      --------

Net increase in cash and cash equivalents                     335         2,146         2,077

Cash and cash equivalents, beginning of year                  136           471         2,617
                                                         --------      --------      --------
Cash and cash equivalents, end of year                   $    471      $  2,617      $  4,694
                                                         ========      ========      ========


    The accompanying notes are an integral part of these financial statements

\
                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Data Dimensions, Inc., a Delaware corporation, and its subsidiaries ("Data Dimensions" or the "Company"). As more fully described in Note 2, in November 1997, the Company acquired Pyramid Information Services, Inc. in a business combination accounted for as a pooling-of-interests. The historical financial statements for periods prior to consummation of the business combination have been restated as though the companies had been combined for all periods presented.

Description of Business - The Company conducts its business through four operating divisions as follows:

- Knowledge Consulting provides expertise in planning and implementation to resolve complex, enterprise-wide business issues, which, to date, has involved millennium conversion computer consulting services to customers located primarily in the United States.

- Information Services provides computer mainframe outsourcing services including data processing, operations and system support, network and production control, and Year 2000 testing services to clients located throughout the United States, Canada and Australia.

- Knowledge Transfer offers products that make it possible for customers to apply Data Dimensions' expertise in resolving issues in-house and licenses millennium conversion processes to consulting firms in the United States.

- International licenses millennium conversion processes to consulting firms throughout the world and, commencing in 1997, provides millenium conversion consulting services in the United Kingdom and Europe.

Significant Customers - Revenue from major customers exceeding 10% of revenue was one customer accounting for 28% of 1995 revenue and one customer accounting for 13% of 1996 revenue. No single customer accounted for more than 10% of 1997 revenue.

Foreign Operations - During 1996, the Company commenced operations in the Republic of Ireland through its wholly-owned subsidiary, Data Dimensions Ireland Limited. During 1997, the Company commenced operations in the United Kingdom through its wholly-owned subsidiary, Data Dimensions (UK) Limited. Data Dimensions Ireland Limited is included in Knowledge Consulting and Data Dimensions (UK) Limited is included in International. Knowledge Consulting 1997 revenues included approximately $2 million relating to services provided by Data Dimensions Ireland Limited. Foreign operations' identifiable assets and net assets, exclusive of intercompany accounts, approximated $810,000 and $440,000, respectively, at December 31, 1997. Foreign operations comprised less than 3% of the Company's consolidated assets, revenues and gross margin in 1996.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk include primary cash and cash equivalents, investment securities, and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions; at times deposits exceed federally-insured limits. The Company places its cash equivalents and investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one issuer. Accounts receivable consist of account balances due from several relatively large companies dispersed primarily across the United States, with no significant geographic concentration, and industry concentrations in financial institutions and health care. The Company performs ongoing credit evaluations of its customer's financial condition and generally requires no collateral from its own customers.

Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                             DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Disclosures - Recorded amounts of cash and cash equivalents, investment securities, receivables, prepaid and other current assets, capital lease obligations, accounts payable and other amounts included in current liabilities meeting the definition of financial instruments approximate fair value.

Cash and Cash Equivalents - Cash and cash equivalents represent funds on deposit with banks or invested in a variety of highly liquid short-term instruments with original maturities of less than three months.

Investment Securities - All investment securities are classified as available-for-sale and are available to support current operations. These securities are stated at estimated fair value.
Realized and unrealized gains and losses have not been significant.

Prepaid Expenses - Certain costs incurred in connection with providing computer mainframe outsourcing services are deferred and recognized over the period services are provided. Recurring costs deferred for existing customers are primarily software license fees, which are typically recognized over 12 months. Costs deferred for new customers include installation and conversion costs, are included in other assets and are recognized over service contract lives of up to five years.

Equipment and Furniture - Equipment and furniture are stated at cost and are depreciated utilizing straight-line methods over estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the lesser of the lease term, or useful lives. Repairs and maintenance expenditures, which do not extend productive life, are expensed as incurred.

Investment in Product Development - Costs related to conceptual formulation and design of Company products are expensed as incurred. Costs incurred subsequent to establishment of technological feasibility, but prior to the product being available for general release to customers, are capitalized and amortized over estimated productive lives, which range from two to three years. The Company evaluates its investment in product development as events or changes in circumstances may arise, for the purpose of determining whether the carrying amount of such assets may exceed the net realizable value of the products. In the event that capitalized costs of a product exceed the estimated net realizable value of the product, such excess amount is written off.

Capitalized Software - Included in other assets are direct costs of computer software developed or obtained for internal use. Costs incurred are capitalized and amortized over periods not exceeding three years.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Revenue Recognition - Consulting revenue consists of billable hours for services provided by the Company's technical consultants valued at contract rates, and is recognized as services are performed. Product revenue and license fees earned under technology license agreements are generally recognized when the technology has been delivered and there are no significant obligations remaining. The Company also receives royalty revenue from licensees, which is recognized as services are provided by the licensee. Information Services revenue is recognized as services are performed. Advance billings are provided for by certain contracts and are recognized as revenue when the related services are performed.

Grant Accounting - The Company's subsidiary in Ireland has received an employment grant from the Industrial Development Authority of the Republic of Ireland. Employment grants, which relate to employee hiring and training, are recognized as a reduction of expense during the period in which the related expenditures are incurred by the Company.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pre-Operating and Start-up Costs - Pre-operating and start-up costs incurred in connection with the organization and development of new business activities are expensed as incurred and are included in general, administrative and selling expenses. During 1997, such costs were incurred in connection with establishing a consulting services subsidiary in the United Kingdom and a software factory/solution center in the United States.

Income Taxes - Deferred taxes are provided for temporary differences in the basis of assets and liabilities for financial reporting and tax purposes. To the extent that it is not considered to be more likely than not that all of the Company's deferred tax assets will be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated net realizable value.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma net income and earnings per share are presented on the basis as if compensation had been determined pursuant to FAS 123.

Net Income Per Share - Statement of Financial Accounting Standards No. 128 ("FAS 128"), issued in February 1997, requires presentation of earnings per share for periods ending after December 15, 1997, computed on a basis different from how earnings per share were previously calculated. FAS 128 requires presentation of basic and diluted earnings per share and also requires that earnings per share for all periods presented to be restated. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the number of shares utilized as the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In addition to shares utilized as denominators in the computation of basic earnings per share, the shares utilized as the denominators in the computation of diluted earnings per share include 882,000, 552,000 and 301,000 shares relating to options and warrants in 1995, 1996, and 1997, respectively; numerators utilized are the same in basic and diluted computations. Approximately 6,000 shares were not included in the computation of 1997 diluted earnings per share, because to do so would have been anti-dilutive. The Company's outstanding options and warrants have been considered utilizing the treasury stock method in calculating diluted earnings per share. Diluted earnings per share are equivalent to what had been reported as primary earnings per share. Basic and diluted earnings per share were equivalent in 1996 and 1997.

In March 1996, the Company effected a one-for-three reverse stock split. In March 1997, the Company effected a three-for-one stock split in the form of a stock dividend. All share and per share data presented in these financial statements have been restated for such stock splits. Additionally, as more fully described in Note 2, during 1997 the Company issued approximately 540,000 shares of its common stock in connection with a business combination accounted for as a pooling-of-interests. All share and per share data presented in these financial statements have been restated on the basis that these shares have been outstanding for all periods presented.

On a supplemental basis, giving effect to the repayment of debt with a portion of the Company's April 1996 stock issuance as if such repayment had occurred at the beginning of such year, earnings per share would have approximated $.16 for the year ended December 31, 1996.

Reclassifications - Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

Recently Issued Accounting Standards - Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information," and Statement of Position 97-2 "Software Revenue Recognition," each of which relates to additional reporting and disclosure requirements effective for future financial periods. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION OF PYRAMID INFORMATION SERVICES, INC.

On October 30, 1997, the Company entered into an agreement with Pyramid Information Services, Inc. ("Pyramid") and its sole shareholder, pursuant to which, in November 1997, the Company acquired all of the outstanding common stock of Pyramid in exchange for approximately 540,000 shares of Data Dimensions common stock. As a result of the transaction, Pyramid, a Los Angeles, California-based company that provides computer processing and management services to its customers, became a wholly-owned subsidiary of the Company and changed its name to Data Dimensions Information Services, Inc. ("DDIS").

The business combination has been accounted for as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholder interests, which were previously independent. Consequently, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented. These restated results of operations are not necessarily indicative of results to be expected in the future.

All fees and expenses related to the business combination and to the consolidation of the combining companies have been expensed as required under the pooling-of-interests accounting method and are included in the consolidated statement of operations as a component of unusual items. Such fees and expenses approximated $764,000 and include commissions, professional fees and other costs associated with consolidating and integrating the combined companies.

Prior to the business combination, Pyramid was a Subchapter S Corporation for federal income tax purposes and accordingly, its taxable income was not taxed to the corporation, but directly to its shareholder. Upon acquisition by the Company, Pyramid is included in the Company's consolidated income tax group. In accordance with pooling-of-interests accounting the Company has recorded a provision for deferred income taxes of approximately $285,000 as of the transaction date, representing estimated future tax liabilities relating to the excess of future net taxable income for income tax purposes resulting primarily from cash basis accounting for tax purposes. The 1997 statement of operations presents pro forma adjustments to reflect the effect of a provision for federal income taxes on Pyramid's net income as if it had been a taxable entity, rather than the Subchapter S pass through entity that it was, and to reflect the effect of the difference between compensation actually paid to Pyramid's shareholder and the increased contractual agreed upon salary to be paid after the business combination.

Results of operations for the separate companies through the calendar quarter immediately preceding the business combination are as follows (in thousands):

                               Year Ended December 31,         Nine Months Ended
                              1995               1996          September 30, 1997
                             -------            -------        ------------------
                                                                 (Unaudited)
Revenues
  Data Dimensions            $ 6,232            $14,835            $27,831
  Pyramid                      4,833              6,001            $ 5,505
                             -------            -------            -------
                             $11,065            $20,836            $33,336
                             =======            =======            =======

Net income
  Data Dimensions            $   754            $   947            $ 2,454
  Pyramid                        601                686                502
                             -------            -------            -------
                             $ 1,355            $ 1,633            $ 2,956
                             =======            =======            =======

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  - UNUSUAL ITEMS

Included in the consolidated statement of operations for 1997 are unusual items, which had the effect of decreasing net income by $.21 per common share. These charges against income were comprised of asset write-down charges for impairment of long-lived assets, merger related costs and costs attributable to the Company's change in organization structure as follows (in thousands):

                                         Before             After
                                       Income Tax        Income Tax
                                         ------            ------
Asset write-downs                        $2,641            $1,611
Merger related costs (Note 2)               764               666
Reorganization related costs                619               378
                                         ------            ------
                                         $4,024            $2,655
                                         ======            ======

In July 1997, the Company announced the commencement of a major change in organizational structure to position the Company to manage the rapid growth of its millennium consulting business and its expansion into new areas. As a result, the Company developed its Knowledge Consulting, Knowledge Transfer and International divisions. During the next several months personnel changes were put into effect, and the Company consolidated its separate business locations, which involved a move of corporate offices. Costs incurred in connection with this reorganization consist primarily of personnel related costs, substantially all of which have been paid.

The Company continually reviews all components of its businesses for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring. During the fourth quarter of 1997, after completion of alternative analyses and testing, the Company decided to modify its plan to utilize certain capitalized software obtained for internal use in the Knowledge Consulting division, and as a result recorded an asset write-down for impairment of value of approximately $1.1 million, the full amount of such capitalized costs as the Company's strategy no longer envisions utilizing this software. Additionally, as more fully described in Note 6, the Company recorded an investment in product development asset write-down of approximately $1.5 million. See Note 14 for discussion of the effect of unusual items in the fourth quarter.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $51,000, $51,000 and $297,000 at December 31, 1995, 1996 and 1997,
respectively. Included in accounts receivable are costs and accrued revenue in excess of amounts billed at the balance sheet date, relating primarily to services provided to customers and which have been subsequently billed. Such unbilled amounts approximated $189,000, $578,000 and $4.8 million at December 31, 1995, 1996 and 1997, respectively. Included in other assets at December 31, 1997 is approximately $256,000 of amounts retained by customers in accordance with contract terms, which are due upon contract completion, which is expected to be more than one year from the balance sheet date. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities under advance billings.

NOTE 5 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The Company's investment securities are diversified among high credit quality, investment grade debt instruments in accordance with the Company's investment policy. Investment securities are primarily U.S. corporate debt securities and are generally due in one year or less.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-LIVED ASSETS

Equipment and furniture consist of the following at December 31 (in thousands):

                                     1995            1996              1997
                                    -------         -------         -------
Computers and equipment             $   433          $1,433         $ 3,904
Furniture and fixtures                   38             144             482
                                    -------         -------         -------
                                        471           1,577           4,386
Accumulated depreciation               (277)           (468)         (1,279)
                                    -------         -------         -------
Equipment and furniture, net        $   194         $ 1,109         $ 3,107
                                    =======         =======         =======

Computers and equipment at December 31, 1997 include equipment under capital lease of approximately $985,000 and related accumulated amortization of $157,000. Capitalized costs relating to computer software developed or obtained for internal use approximated $287,000 and $131,000 at December 31, 1996 and 1997, respectively.

The Company, through Knowledge Transfer, capitalized product development costs of approximately $1.3 million and $2 million in 1996 and 1997, respectively. During the fourth quarter of 1997, the Company recorded an asset write-down of approximately $1.5 million of its investment in Ardes 2k product development, the amount by which capitalized costs exceeded the related asset's estimated net realizable value. Investment in product development comprised the following at December 31 (in thousands):

                                                1996          1997
                                              -------        -------
Ardes 2k                                      $ 1,086        $ 1,013
Vendor Review                                     169            743
                                              -------        -------
                                                1,255          1,756
Accumulated amortization                         --             (121)
                                              -------        -------

Investment in product development, net        $ 1,255        $ 1,635
                                              =======        =======

NOTE 7 - LEASES

The Company leases facilities and certain equipment under operating leases, some of which contain renewal options. Rent expense was $319,000, $713,000 and $1,349,000 in 1995, 1996 and 1997, respectively. In 1997, the Company entered into agreements for lease of certain computer equipment, which are accounted for as capital leases. One of the Company's stockholders (the former Pyramid stockholder) has personally guaranteed certain capital lease obligations. Future annual minimum commitments under leases with noncancelable terms in excess of one year at December 31, 1997, which have not been reduced by minimum sublease revenues of $547,000, are as follows (in thousands):

                                    OPERATING         CAPITAL
                                     LEASES           LEASES
                                     -------         -------
 1998                                $ 1,162         $   329
 1999                                  1,062             304
 2000                                    664             201
 2001                                    631              67
 2002                                    526            --
                                     -------         -------
Total minimum payments               $ 4,045             901
                                     =======
Amounts representing interest                           (131)
                                                     -------
                                                         770
Current portion                                         (287)
                                                     -------
Non-current portion                                  $   483
                                                     =======

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company has recorded deferred income tax benefits in 1995 and 1996 resulting from utilization of net operating loss carryforwards and the related decrease in the deferred tax asset valuation allowance. The income tax provision (benefit) consists of the following for the years ended December 31 (in thousands):

                                           1995           1996         1997
                                           -----         -----         -----
Current Provision
 State                                     $  48         $  90         $  10
 Foreign                                    --            --              10
                                           -----         -----         -----
                                              48            90            20
Deferred  Provision (Benefit)               (428)          (75)          680
                                           -----         -----         -----
    Income Tax  Provision (Benefit)        $(380)        $  15         $ 700
                                           =====         =====         =====

The income tax provision (benefit) for the years ended December 31 differed from amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):

                                                            1995         1996          1997
                                                           -----         -----         -----
Tax at U.S. federal income tax rate                        $ 332         $ 560         $ 245
Effect of merger costs                                      --            --             174
Effect of Pyramid Sub-S status, including  the
  $285,000 provision relating to Sub-S termination
  in 1997 (Note 2)                                          (204)         (233)          127
State income tax                                              83           150            36
Change in valuation allowance                               (568)         (450)          (80)
Foreign differences, net                                    --              19            33
Non-deductible expenses                                     --            --              92
Other, net                                                   (23)          (31)           73
                                                           -----         -----         -----

Income tax provision (benefit)                             $(380)        $  15         $ 700
                                                           =====         =====         =====

Deferred income taxes are comprised of the following at December 31 (in thousands):

                                                 1995            1996            1997
                                               -------         -------         -------
Deferred tax assets:
   Operating loss carryforwards                $   965         $   575         $   910
   Other                                            45             115             237
                                               -------         -------         -------
     Total deferred income taxes                 1,010             690           1,147
   Valuation allowance                            (530)            (80)              -
                                               -------         -------         -------
     Net deferred tax assets                       480             610           1,147
                                               -------         -------         -------
Deferred tax liabilities:
   Pyramid cash basis reporting for tax           (150)           (240)           (260)
   Investment in product development              --              --              (640)
                                               -------         -------         -------
    Total deferred tax liabilities                (150)           (240)           (900)
                                               -------         -------         -------
    Net deferred income taxes                  $   330         $   370         $   247
                                               =======         =======         =======

State income taxes paid approximated $56,000, $69,000 and $ 55,000 in 1995, 1996 and 1997, respectively.

The Company has recorded net deferred income tax assets relating primarily to operating loss carryforwards, realization of which is dependent on generating sufficient taxable income prior to the expiration of the loss carryfowards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. Utilization of operating loss carryforwards following certain changes in ownership is subject to limitations. At December 31, 1997, the Company has net operating loss carryforwards available to offset future taxable income of approximately $2.2 million with expiration dates through 2008. Limitations on utilization may significantly diminish net operating loss carryforwards available to offset future taxable income.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS

During 1994, pursuant to its terms, all of the issued and outstanding shares of Series A preferred stock were converted into 933,000 shares of the Company's common stock. During 1996, accrued preferred stock dividends of $70,000 were paid and subsequently, the Company's authorization for issue of preferred stock was eliminated.

During 1996, warrants to purchase 50,000 shares of common stock at $.72 per share were exercised, pursuant to which 45,839 shares of common stock were issued, the exercise price being paid in the form of a reduction in the number of shares received. The warrants were issued in 1991 in connection with promissory notes.

In connection with the Company's stock offering in April 1996, the Company issued to the representative of the underwriters of the offering a warrant to purchase 360,000 shares of Company common stock at an exercise price of $7.70 (165% of the public offering price), exercisable for a period of four years beginning one year from issuance. In June 1997, the Company issued 360,000 shares of its common stock pursuant to the cash-less exercise of this warrant and in connection therewith received from the warrant holder approximately 95,000 of such shares.

During 1997, the Company issued approximately 347,000 shares of its common stock pursuant to exercise of outstanding options and in connection therewith received cash proceeds of approximately $474,000 and approximately 7,000 shares of Company common stock.

Prior to its business combination with the Company, Pyramid paid dividends to its sole shareholder in amounts approximating its taxable income and, in 1997, consistent with such normal pattern, declared and accrued a $1 million dividend. Accrued dividends are non-interest bearing and payable within one year.

The Company has incentive stock option plans pursuant to which options to purchase shares of the Company's common stock may be granted to employees, directors and consultants. The plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Options vest ratably over four or five year periods as provided for in each employee's option agreement, and generally expire in the fifth year after the options vest. At December 31, 1997, there were approximately 680,000 shares reserved for options to be granted under the plans. The following summarizes stock options and warrants transactions (in thousands):

                                                                            WEIGHTED
                                                          PRICE PER          AVERAGE
                                        SHARES               SHARE         EXERCISE PRICE
                                        ------               -----         --------------
Outstanding at January 1, 1995             951         $  0.25 to $ 1.00       $ 0.34

    Granted                                483         $  0.88 to $2.00        $ 1.32
    Exercised                              (96)        $  0.25 to $1.00        $ 0.46
    Expired or canceled                     (6)        $  0.25 to $1.00        $ 0.56
                                        ------
Outstanding at December 31, 1995         1,332         $  0.25 to $2.00        $ 0.69

    Granted                                531         $  1.62 to $13.50       $ 8.13
    Exercised                             (474)        $  0.24 to $5.25        $ 0.54
    Expired or canceled                    (35)        $  0.88 to $1.50        $ 0.89
                                        ------
Outstanding at December 31, 1996         1,354         $  0.25 to $13.50       $ 3.66

    Granted                                508         $ 10.83 to $34.75       $19.32
    Exercised                             (751)        $  0.25 to $20.50       $ 4.58
    Expired or canceled                   (125)        $  0.88 to $20.50       $ 7.76
                                       -------
Outstanding at December 31, 1997           986         $  0.25 to $34.75        $10.79
                                       =======

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS (CONTINUED)

Information relating to stock options and warrants at December 31, 1997 is summarized by exercise price as follows (thousands of shares):

                               Outstanding                         Exercisable
                    ----------------------------------     -----------------------------
                                     Weighted Average
                                  --------------------
Exercise Price                     Life        Exercise                  Weighted Average
  Per Share           Shares      (Year)        Price        Shares       Exercise Price
--------------        ------      ------      ---------      ------      ----------------
    $0.25               157         1.7        $  0.25         152          $  0.25
$ 0.42 to $1.88         276         4.6        $  0.96         119          $  0.50
$ 2.00 to $5.54          32         5.7        $  3.44          12          $  3.55
$ 7.74 to $13.67         61         6.4        $ 10.89          10          $  9.91
$18.25 to $20.50        354         9.4        $ 18.52           9          $ 20.01
$21.13 to $22.88         73         6.7        $ 25.94          14          $ 26.08
$29.19 to $34.75         33         6.7        $ 33.26           6          $ 33.36
                    -------                                 ------
$ 0.25 to $34.75        986         6.2        $ 10.79         322          $  3.07
                    =======                                 ======

All stock options issued to employees have an exercise price not less than the fair value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of FAS 123, the Company's net income and earnings per share for the years ended December 31, would have been reduced to the pro forma amounts presented below (in thousands, except per share data):

                                      1995          1996       1997
                                      ----          ----       ----
Net income (loss)
   As reported                   $   1,355     $   1,633     $  19
   Pro forma                     $   1,337     $   1,549     $(361)

Earnings (loss) per share
   As reported                   $     .17     $     .15     $ .00
   Pro forma                     $     .17     $     .14     $(.03)

The fair market value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1995, 1996 and 1997, respectively: expected life of options of 5 years, risk-free interest rate of approximately 6.2%, a 0% dividend yield, and expected volatility of 21%, 37% and 50%, respectively. The weighted average fair value at date of grant for options granted during 1995, 1996 and 1997 approximated $0.47, $3.85 and $ 9.60, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLAN

Data Dimensions and DDIS each have a 401(k) plan for those employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their compensation. Company contributions to the plans are discretionary as determined by the Board of Directors. Total contributions charged to expense for both plans approximated $39,000 in 1997. There were no contributions in prior years.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ADVANCES FROM FACTOR AND NOTES PAYABLE

In December 1997, the Company obtained a $5 million two-year, working capital, unsecured, revolving line of credit with a bank. The underlying revolving note bears interest at the bank's prime rate, or LIBOR-based variable rates. The agreement requires the Company to maintain certain minimum levels of, among others, tangible net worth and annual net income plus non-cash expenses. The Company has not borrowed any amounts pursuant to this line of credit.

Prior to April 1996, the Company factored its accounts receivable with a bank on a full recourse basis. The bank advanced 90% of the value of factored receivables and charged a finance fee of 2% per month on the outstanding balance. Advances under the factoring agreement, which expired in June 1996, approximated $824,000 at December 31, 1995, were limited to the lesser of eligible receivables or $1.25 million, and were collateralized by substantially all Company assets. The weighted average interest rate during 1995 and 1996 approximated 27%. The Company paid cash interest of $206,000 and $86,000 during 1995 and 1996, respectively.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in various claims and legal proceedings of a nature considered by Company management to be routine and incidental to its business. In the opinion of Company management, after consultation with outside legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

During 1996, the Company's subsidiary in Ireland entered into a grant agreement with Ireland's Industrial Development Authority pursuant to which, under certain conditions, the Company may receive grant monies of up to 1.1 million Irish Pounds (approximately $1.6 million at December 31, 1997). During the years ended December 31, 1996 and 1997, the Company recognized grant monies of approximately $138,000 and $124,000, respectively. Pursuant to terms of the grant the Company could have an obligation to repay grant funds in the event that the Company should discontinue its Irish operations prior to the commitment period provided for in the grant agreement, which expires in 2001.


NOTE 13 - RELATED PARTY TRANSACTIONS

During January 1995, the Company repaid its note payable due to its President of approximately $132,000 through offset of a $124,000 note receivable and the issuance of 16,300 shares of Company common stock.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly information is unaudited and, for periods prior to the November 1997 business combination, as more fully described in Note 2, has been restated to give effect to such business combination accounted for on a pooling-of-interests basis (dollars in thousands, except per share information):

                                                                                 1997
                                         ------------------------------------------------------------------------------
                                                             Quarter Ended
                                         ---------------------------------------------------------         Year Ended
                                          March 31        June 30      September 30    December 31         December 31
                                         ---------        -------      ------------    -----------         -----------
Revenue                                   $  8,572        $ 10,950        $ 13,814        $ 14,121            $ 47,457

Gross margin                              $  3,675        $  5,397        $  6,365        $  5,200            $ 20,637

Income from operations                    $    509        $  1,392        $  2,399        $ (3,996)           $    304

Net income                                $    426        $  1,002        $  1,529        $ (2,938)(b)        $     19

Net income per share                      $    .03        $    .08        $    .12        $   (.23)(b)        $    .00

Pro forma net income (a)                  $    367        $    918        $  1,461        $ (2,725)           $     21

Pro forma net income per share (a)        $    .03        $    .07        $    .11        $   (.21)           $    .00


                                                                                 1996
                                         ------------------------------------------------------------------------------
                                                             Quarter Ended
                                         ---------------------------------------------------------         Year Ended
                                          March 31        June 30      September 30    December 31         December 31
                                         ---------        -------      ------------    -----------         -----------
Revenue                                   $ 3,784        $ 4,592         $ 5,424         $ 7,036            $20,836

Gross margin                              $ 1,477        $ 1,760         $ 2,168         $ 3,148            $ 8,553

Income from operations                    $   267        $   217         $   284         $   388            $ 1,156

Net income                                $   162        $   284         $   330         $   857            $ 1,633

Net income per share                      $   .02        $   .02         $   .03         $   .07            $   .15




(a) Pro forma net income gives effect to adjustments, as more fully described in
    Note 2, primarily to reflect the effect of a provision for federal income taxes relating to a Subchapter S corporation acquired in 1997.

(b) As more fully described in Notes 2 and 3, the fourth quarter of 1997 includes an approximately $2.65 million after tax provision for unusual items and $285,000 provision for income taxes relating to deferred taxes recorded upon the acquired company's conversion from Subchapter S status. The total effect of these items on net income was $2.95 million, or $.23 per share.

 .                                EXHIBIT INDEX



EXHIBIT NUMBER                 DESCRIPTION OF EXHIBIT

NO.

2.1 Agreement and Plan of Reorganization by and among Data Dimensions, Inc, DP Acquisition Corporation, Eugene M. Stabile, and Pyramid Information Services, Inc. dated October 30, 1997. (Incorporated by reference to the Company's October 30, 1997 Current Report on Form 8-K.)

3.1 Certificate of Incorporation and all amendments thereto (Incorporated by reference to the Company's Registration Statement on Form SB-2. Reg. No. 333-841.)

3.2 Second Amended and Restated Bylaws (Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-KSB.)

4.1 Form of Common Stock Certificate (Incorporated by reference to the Company's Registration Statement on Form SB-2.) See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Second Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock.

10.1 1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form SB-2. Reg. No. 333-841.)

10.2 1997 Stock Option Plan (Incorporated by reference to the Company's December 31, 1996 Annual Report on Form 10-KSB.)

10.3    Lease Agreement for Registrant's Facility in Bellevue, Washington

10.4    Agreement between the Company and Gordon A. Gardiner dated November 6,
        1997.

10.5    Agreement between the Company and Thomas R. Clark dated October 31,
        1997.

16.1    Letter on certifying accountant

21.1    Subsidiaries of the Registrant

23.1    Consent of Independent Certified Public Accountants

24.1    Power of Attorney of Thomas W. Fife

24.2    Power of Attorney of Robert T. Knight

24.3    Power of Attorney of Lucie J. Fjeldstad

27.1    Financial Data Schedule for year end December 31, 1997

27.2    Financial Data Schedule for quarter end September 30, 1997

27.3    Financial Data Schedule for quarter end June 30, 1997

27.4    Financial Data Schedule for quarter end March 31, 1997

27.5    Financial Data Schedule for year end December 31, 1996

27.6    Financial Data Schedule for quarter end March 31, 1996

27.7    Financial Data Schedule for quarter end June 30, 1996

27.8    Financial Data Schedule for quarter end September 30, 1996

27.9    Financial Data Schedule for year end December 31, 1995