Form 10-Q
period 1998-03-31
DATA DIMENSIONS INC
filed 1998-05-08
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          March 31, 1998
                               ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission File Number              0-4748
                        -----------------------------

                              Data Dimensions, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                     06-0852458
--------------------------------------------------------------------------------
(NAME OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

   One Bellevue Center, 411 - 108th Avenue NE, Suite 2100, Bellevue, WA 98004
--------------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (425) 688-1000

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO  [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock: 12,843,243 shares as of April 30, 1998

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I - FINANCIAL INFORMATION.

     Item 1.   Financial Statements

        Consolidated Balance Sheets at March 31, 1998 and December 31, 1997.              3

        Consolidated Statements of Operations for the three month                         4
           periods ended  March 31, 1998 and 1997.

        Consolidated Statements of Cash Flows for the three month                         5
           periods ended March 31, 1998 and 1997.

        Notes to Condensed Consolidated Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                                            7

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                 (a)


PART II - OTHER INFORMATION.

     Item   1.  Legal Proceedings.                                                       (a)

     Item   2.  Changes in Securities and Use of Proceeds.                               (a)

     Item   3.  Defaults Upon Senior Securities.                                         (a)

     Item   4.  Submission of Matters to a Vote of Security Holders.                     (a)

     Item   5.  Other Information.                                                       (a)

     Item   6.  Exhibits and Reports on Form 8-K.                                         8


SIGNATURES                                                                                9



(a) These items are inapplicable or have a negative response and have therefore been omitted.

Item 1.  Financial Statements


                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                           March 31,         December 31,
                                                             1998               1997
                                                           --------           --------
Current assets:
  Cash and cash equivalents                                $  5,897           $  4,694

  Investment securities available for sale
                                                                 --                986
  Accounts receivable, net:
       Trade                                                 15,436             16,806
       Other                                                    180                336
  Prepaid and other current assets                            1,264                937
  Deferred income taxes                                          --                247
                                                           --------           --------

       Total current assets                                  22,777             24,006

Equipment and furniture, net                                  3,717              3,107
Investment in product development, net                        1,496              1,635
Other assets                                                    969              1,613
                                                           --------           --------

       Total assets                                        $ 28,959           $ 30,361
                                                           ========           ========

Current liabilities:
  Accounts payable                                         $  2,191           $  3,148
  Advance billings                                              232              1,431
  Accrued compensation and commissions                        2,745              3,128
  Other accrued liabilities                                   1,668              1,790
  Dividends payable                                             939              1,000
  Current portion of capital lease obligations                  252                287
  Deferred income taxes                                         391                 --
                                                           --------           --------

       Total current liabilities                              8,418             10,784
                                                           --------           --------

Capital lease obligations, net of current portion               448                483
                                                           --------           --------

Commitments and contingencies (Note 3)

Stockholders' equity:
  Common stock, $.001 par value; 20,000 shares
      authorized; 12,841 and 12,542 outstanding                  22                 22
  Additional paid in capital                                 22,229             22,026
  Treasury stock, at cost, 108 shares                        (3,008)            (2,971)
  Retained earnings (deficit)                                   924                (73)
  Cumulative translation adjustment                             (74)                90
                                                           --------           --------

       Total stockholders' equity                            20,093             19,094
                                                           --------           --------

       Total liabilities and stockholders' equity          $ 28,959           $ 30,361
                                                           ========           ========


   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                   Three Month Period Ended March 31,
                                                   ----------------------------------
                                                        1998              1997
                                                      --------          --------
Revenue
  Knowledge Consulting                                $ 15,070          $  5,810
  Information Services                                   1,930             1,819
  Knowledge Transfer                                       617               267
  International                                            298               676
                                                      --------          --------
              Total revenue                             17,915             8,572
Direct costs                                             9,999             4,897
                                                      --------          --------

Gross margin                                             7,916             3,675
General, administrative and selling expenses             6,337             3,166
                                                      --------          --------

Income from operations                                   1,579               509
Other income                                                43               147
                                                      --------          --------

Earnings before income tax                               1,622               656
Income tax provision                                       625               230
                                                      --------          --------

Net income                                            $    997          $    426
                                                      ========          ========


Net income per share-basic                            $   0.08          $   0.03
                                                      ========          ========
Net income per share-diluted                          $   0.08          $   0.03
                                                      ========          ========

Weighted average shares outstanding-basic               12,664            11,999
                                                      ========          ========
Weighted average shares outstanding-diluted             12,855            12,340
                                                      ========          ========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


Net Income                                              $    997          $    426
Other comprehensive income - foreign currency
  translation adjustments, net deferred income
  taxes of $62                                               102                --
                                                        --------          --------

Comprehensive income                                    $  1,099          $    426
                                                        ========          ========



The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                Three Month Period Ended March 31,
                                                                ----------------------------------
                                                                     1998               1997
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $    997           $    426
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
      Depreciation and amortization                                     723                166
      Deferred income tax provision                                     625                197
      Changes in certain operating assets and liabilities
        Decrease (increase) in accounts receivable                    1,370             (1,109)
        Increase (decrease) in accounts payable                        (957)               761
        Decrease in advanced billings                                (1,199)              (220)
        Decrease in accrued compensation and commissions               (383)              (189)
      Other                                                             (57)              (340)
                                                                   --------           --------

Net cash provided (used) by operating activities                      1,119               (308)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and sales of investments                                     986              1,320
Purchases of equipment and furniture                                   (947)              (478)
Investment in product development                                       (26)              (536)
                                                                   --------           --------

Net cash provided by investing activities                                13                306
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                    (70)                --
Distribution to shareholder                                              --                (95)
Proceeds from issuance of common stock                                  141                 74
                                                                   --------           --------

Net cash provided (used) by financing activities                         71                (21)
                                                                   --------           --------

Net increase (decrease) in cash and cash equivalents                  1,203                (23)

Cash and cash equivalents, beginning of period                        4,694              2,617
                                                                   --------           --------

Cash and cash equivalents, end of period                           $  5,897           $  2,594
                                                                   ========           ========



The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
              Notes to condensed consolidated financial statements

NOTE 1: Basis of Presentation

The financial statements present the consolidated financial position and results of operations of Data Dimensions, Inc. and its subsidiaries, ("Data Dimensions" or the "Company"). In November 1997, the Company acquired Pyramid Information Services, Inc. in a business combination accounted for as a pooling-of-interests. The historical financial statements for periods prior to consummation of the business combination have been restated as though the companies had been combined for all periods presented.

The financial information included herein for the three month periods ended March 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from the Company's audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1997 Annual Report on Form 10-KSB.

The results of operations for the 1998 interim period presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: Stockholders' Equity

During the three months ended March 31, 1998, the Company issued approximately 280,000 shares of its common stock pursuant to exercise of outstanding options and in connection therewith received cash proceeds of approximately $141,000.

NOTE 3: Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 1997 Annual Report on Form 10-KSB.

Results of Operations

Revenue for the three months ended March 31, 1998 was $17.9 million, more than double revenue of $8.6 million for the comparative prior year period. Revenue from Knowledge Consulting increased approximately $9 million, or 160% over the comparative prior year period and a 29% increase over the fourth quarter of 1997, primarily due to a heightened awareness of the millennium problem and demand for millennium services. Knowledge Consulting continues to represent a dominant portion of revenues, contributing 84% of total first quarter revenues. Revenues from Information Services increased approximately $110,000, or 6%, and were all outsourcing-related. Revenues from Knowledge Transfer, which include sales of Ardes 2k, Interactive Vendor Review and Training, were $617,000 during the three months ended March 31, 1998, a 131% increase over the comparable 1997 period. International revenue was $298,000 for the three months ended March 31, 1998, a decrease from $676,000 for the comparable prior year period due primarily to approximately $500,000 of license and other lump-sum fees received from international licensees in the 1997 period.

Gross margin for the three months ended March 31, 1998 was $7.9 million, compared to $3.7 million for the three months ended March 31, 1997, an increase of $4.2 million, or 115%. Gross margin as a percentage of revenue for the three month period ended March 31, 1998 was 44% compared to 43% for the comparative 1997 period. This percentage increase was primarily due to increased gross margins realized by Knowledge Consulting. The first quarter 1998 gross margin is also a significant improvement from the 37% gross margin reported in the fourth quarter of 1997.

General, administrative and selling expenses for the three months ended March 31, 1998 were approximately $6.3 million compared to $3.2 million for the comparative prior year, an increase of $3.1 million. General, administrative and selling expenses increased in dollar terms as a result of the increased investment in infrastructure to support the Company's rapid growth, but decreased as a percentage of revenues to 35% for the 1998 first quarter as compared to 37% during the immediately preceding quarter and the comparable prior year quarter. At March 31, 1998, the Company had approximately 510 employees, a net increase of approximately 245 since March 31, 1997. This growth results in increased costs of facilities and related services, salaries, continued recruiting, training, travel and other staffing costs. The Company believes that with increased demand for its millennium services and products, further increases in support staff and other related costs will continue. It is expected that these costs as a percent of revenue will continue to gradually decrease as compared to prior year periods.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.1 million in the three months ended March 31, 1998 as compared to $308,000 used in 1997. Earnings before deferred taxes, depreciation and amortization approximated $2.3 million in 1998, an increase of $1.6 million, or 197%, over 1997. Cash provided by net income before non-cash charges for depreciation, amortization and deferred taxes, and decreases in accounts receivable were offset partially by decreases in accounts payable and advanced billings. Improvements in billing and collection processes contributed to the decrease in days sales outstanding from 107 days for the fourth quarter of 1997 to 78 days for the first quarter of 1998.

Net cash provided by investing activities was $13,000 during the three months ended 1998 as compared to net cash provided of $306,000 million during 1997. Cash provided by investing activities results from proceeds from the maturity and sale of investments. Cash used by investing activities results from purchases of equipment and furniture and, in 1997, investment in product development.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

As of March 31, 1998, the Company had working capital of approximately $14.4 million and cash and cash equivalents of $5.9 million. The Company has no significant commitments for capital expenditures and believes that based upon its current operating plan, cash generated from operations and its existing cash and investments, as potentially supplemented by line of credit borrowings, will be adequate to finance its current working capital requirements.

Year 2000 Compliance

The Company has evaluated the cost necessary to make its computer systems Year 2000 compliant. Most of these costs are expected to be incurred during 1998 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 1997 Annual Report in Form 10-KSB contains certain forward-looking statements, including, among others (i) the potential extent of the millennium problem and the anticipated growth in the millennium consulting market; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategies for expanding its presence in the computer services industry (including opening new sales offices, updating its millennium consulting methodology, expanding its licensing arrangements and positioning itself for non-millennium and post-2000 markets); and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, some of which are described in the Issues and Uncertainties section of the discussion and analysis included in the Company's 1997 Annual Report on Form 10-KSB. The Company does not provide forecasts of future financial performances. While Company management is optimistic about the Company's long-term prospects, these issues and uncertainties, among others, should be considered. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the millennium consulting market;
(ii) changes in external competitive market conditions that might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) the Company's ability to profitably market and sell its Knowledge Transfer products; (v) changes in the Company's business strategies or an inability to execute its strategies due to unanticipated changes in the millennium consulting market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-KSB will, in fact, transpire.

Item 6 - Exhibits and reports on Form 8-K

   (a) The following exhibits are filed as a part of this report, and this list is intended to constitute the exhibit index:

        Exhibit No.

                      11.     Statement of calculations of net income per share.

                      27.     Financial Data Schedule

   (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Data Dimensions, Inc.
                                            (Registrant)




                                             /s/ Gordon A. Gardiner
                                             ----------------------------------
May 8, 1998                                      Gordon A. Gardiner, Executive
-----------                                      Vice President, Chief Financial
Date                                             Officer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer.