Form 10-Q
period 1998-06-30
DATA DIMENSIONS INC
filed 1998-08-11
CIK 26990

                                   Page 1 of 1
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-4748

                              Data Dimensions, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                             06-0852458
     (NAME OR OTHER JURISDICTION                  (IRS EMPLOYER
  OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

   One Bellevue Center, 411 - 108th Avenue NE, Suite 2100, Bellevue, WA 98004
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date Common Stock: 12,988,455 shares as of July 31, 1998

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                                                 Page
                                                                                                                 Number
                                                                                                                 ------
PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                Condensed Consolidated Balance Sheets at June 30,1998 and
                  December 31, 1997                                                                                3

                Supplemental Condensed  Consolidated Balance Sheets at June 30, 1998
                  and December 31,1997                                                                             4

                Condensed Consolidated Statements of Operations for the three
                  and six month periods ended June  30, 1998 and 1997                                              5

                Supplemental Condensed Consolidated Statements of Operations for the three
                  and six month periods ended June 30, 1998 and 1997                                               6

                Condensed Consolidated Statements of Cash Flows for the six month periods
                  ended June 30, 1998 and 1997                                                                     7

                Notes to Condensed Consolidated Financial Statements                                               8


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           10



     PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders                                             13
          Item 6. Exhibits and reports on Form 8-K                                                                13

SIGNATURE

                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                 June 30,         December 31,
                                                                   1998               1997
                                                                 --------           --------

Current assets:
        Cash and cash equivalents                                $  5,571           $  4,694
        Investment securities available for sale                       --                986
        Accounts receivable, net:
             Trade                                                 22,256             16,806
             Other                                                    176                336
        Prepaid and other current assets                            1,614                937
        Deferred income taxes                                          --                247
                                                                 --------           --------

             Total current assets                                  29,617             24,006

     Equipment and furniture, net                                   4,349              3,107
     Investment in product development, net                         1,350              1,635
     Other assets                                                     841              1,613
                                                                 --------           --------

             Total assets                                        $ 36,157           $ 30,361
                                                                 ========           ========

     Current liabilities:
        Accounts payable                                         $  4,683           $  3,148
        Advance billings                                              252              1,431
        Accrued compensation and commissions                        4,377              3,128
        Other accrued liabilities                                   1,768              1,790
        Dividends payable                                             689              1,000
        Current portion of capital lease obligations                  259                287
        Deferred income taxes                                       1,591                 --
                                                                 --------           --------

             Total current liabilities                             13,619             10,784
                                                                 --------           --------

     Capital lease obligations, net of current portion                380                483
                                                                 --------           --------

     Commitments and contingencies (Note 3 )

     Stockholders' equity:
        Common stock, $.001 par value; 20,000 shares
            authorized; 12,876 and 12,542 outstanding                  22                 22
        Additional paid in capital                                 22,348             22,026
        Treasury stock, at cost, 112 and 108 shares                (3,034)            (2,971)
        Retained earnings (deficit)                                 2,946                (73)
        Cumulative translation adjustment                            (124)                90
                                                                 --------           --------

             Total stockholders' equity                            22,158             19,094
                                                                 --------           --------

             Total liabilities and stockholders' equity          $ 36,157           $ 30,361
                                                                 ========           ========



   The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                (Giving Effect to Pooling-of-Interests Business
                  Combination with ST Labs, Inc. - See Note 2)
                                 (In thousands)
                                   (Unaudited)


                                                             June 30,         December 31,
                                                              1998               1997
                                                            --------           --------
Current assets:
   Cash and cash equivalents                                $  5,571           $  4,734
   Investment securities available for sale                       --                986
   Accounts receivable, net                                   24,406             18,730
   Prepaid and other current assets                            1,694              1,024
   Deferred income taxes                                          --                247
                                                            --------           --------

        Total current assets                                  31,671             25,721

Equipment and furniture, net                                   5,803              4,668
Investment in product development, net                         1,350              1,635
Other assets                                                     924              1,696
                                                            --------           --------

        Total assets                                        $ 39,748           $ 33,720
                                                            ========           ========

Current liabilities:
   Line of credit borrowings                                $  1,330           $  1,200
   Accounts payable                                            6,031              3,916
   Advanced billings                                             252              1,431
   Accrued compensation and commissions                        4,377              3,478
   Other accrued liabilities                                   3,013              2,528
   Dividends payable                                             689              1,000
   Current portion of capital lease obligations                  259                287
   Deferred income taxes                                       1,591                 --
   Current portion of notes payable                            1,397              1,397
                                                            --------           --------

        Total current liabilities                             18,939             15,237

Notes payable, net of current portion                            402                491
Capital lease obligations, net of current portion                380                483
Other noncurrent liabilities                                     135                166
                                                            --------           --------

             Total Liabilities                                19,856             16,377
                                                            --------           --------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Common stock and additional paid in stock                  23,745             23,323
   Treasury stock, at cost                                    (3,034)            (2,971)
   Retained earnings (deficit)                                  (695)            (3,099)
   Cumulative translation adjustment                            (124)                90
                                                            --------           --------

        Total stockholders' equity                            19,892             17,343
                                                            --------           --------

        Total liabilities and stockholders' equity          $ 39,748           $ 33,720
                                                            ========           ========



    The accompanying notes are an integral part of these financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                          Three Month Period               Six Month Period
                                                            Ended June 30,                   Ended June 30,
                                                      ---------------------------       --------------------------
                                                         1998            1997             1998           1997
                                                      ------------    -----------       ----------    ------------
Revenue
  Knowledge Consulting                                $20,255          $ 7,637          $35,325          $13,447
  Information Services                                  2,456            1,914            4,386            3,733
  Knowledge Transfer                                      738              722            1,355              989
  International                                           197              677              495            1,353
                                                      -------          -------          -------          -------
              Total revenue                            23,646           10,950           41,561           19,522

Direct costs                                           13,727            5,553           23,726           10,451
                                                      -------          -------          -------          -------

Gross margin                                            9,919            5,397           17,835            9,071
General, administrative and selling expenses            6,731            4,005           13,068            7,171
                                                      -------          -------          -------          -------

Income from operations                                  3,188            1,392            4,767            1,900
Other income                                               58              120              101              267
                                                      -------          -------          -------          -------

Earnings before income tax                              3,246            1,512            4,868            2,167
Income tax provision                                    1,225              510            1,850              740
                                                      -------          -------          -------          -------

Net income                                            $ 2,021          $ 1,002          $ 3,018          $ 1,427
                                                      =======          =======          =======          =======


Net income per share-basic                            $  0.16          $  0.08          $  0.24          $  0.12
                                                      =======          =======          =======          =======
Net income per share-diluted                          $  0.16          $  0.08          $  0.23          $  0.11
                                                      =======          =======          =======          =======

Weighted average shares outstanding-basic              12,864           12,231           12,763           12,115
                                                      =======          =======          =======          =======
Weighted average shares outstanding-diluted            13,030           12,584           13,033           12,462
                                                      =======          =======          =======          =======



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                             Three Month Period                   Six Month Period
                                                               Ended June 30,                      Ended June 30,
                                                           -------------------------          -------------------------
                                                             1998              1997             1998              1997
                                                           -------           -------          -------           -------
Net Income
Other comprehensive income - foreign currency              $ 2,021           $ 1,002          $ 3,018           $ 1,427
  translation adjustments, net of deferred income
  taxes of  $143 and $81                                      (235)               --             (133)               --
                                                           -------           -------          -------           -------

Comprehensive income                                       $ 1,786           $ 1,002          $ 2,885           $ 1,427
                                                           =======           =======          =======           =======



    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Giving Effect to Pooling-of-Interests Business
                  Combination with ST Labs, Inc. - See Note 2)
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Three Month Period                 Six Month Period
                                                              Ended June 30,                    Ended June 30,
                                                      ---------------------------          ---------------------------
                                                        1998               1997              1998              1997
                                                      --------           --------          --------           --------
Revenue
  Knowledge Consulting                                $ 23,740           $ 11,128          $ 42,125           $ 19,773
  Information Services                                   2,456              1,914             4,386              3,733
  Knowledge Transfer                                       738                722             1,355                989
  International                                            197                677               495              1,353
                                                      --------           --------          --------           --------
              Total revenue                             27,131             14,441            48,361             25,848

Direct costs                                            15,651              7,582            27,498             14,281
                                                      --------           --------          --------           --------

Gross margin                                            11,480              6,859            20,863             11,567
General, administrative and selling expenses             8,538              5,976            16,394             10,544
                                                      --------           --------          --------           --------

Income from operations                                   2,942                883             4,469              1,023
Other income (expense)                                    (187)                12              (215)               109
                                                      --------           --------          --------           --------

Earnings before income tax                               2,755                895             4,254              1,132
Income tax provision                                     1,225                510             1,850                740
                                                      --------           --------          --------           --------

Net income                                            $  1,530           $    385          $  2,404           $    392
                                                      ========           ========          ========           ========


Net income per share-basic                            $   0.11           $   0.03          $   0.18           $   0.03
                                                      ========           ========          ========           ========
Net income per share-diluted                          $   0.11           $   0.03          $   0.18           $   0.03
                                                      ========           ========          ========           ========

Weighted average shares outstanding-basic               13,372             12,566            13,372             12,566
                                                      ========           ========          ========           ========
Weighted average shares outstanding-diluted             13,587             12,985            13,587             12,985
                                                      ========           ========          ========           ========



   The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  Six  Month Period Ended June 30,
                                                                  --------------------------------
                                                                     1998              1997
                                                                    -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $ 3,018           $ 1,427
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
       Depreciation and amortization                                  1,141               326
       Deferred income tax provision                                  1,850               655
       Changes in certain operating assets and liabilities
         Decrease (increase) in accounts receivable                  (5,450)           (3,466)
         Increase in prepaid and other current assets                  (169)             (779)
         Increase in accounts payable                                 1,535               125
         Decrease in advanced billings                               (1,179)             (821)
         Increase in accrued compensation and commissions             1,249               578
       Other                                                            114              (215)
                                                                    -------           -------

Net cash provided (used)  by operating activities                     2,109            (2,170)
                                                                    -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and sales of investments                                     986             5,492
Purchases of equipment and furniture                                 (1,949)             (788)
Investment in product development                                       (48)           (1,012)
                                                                    -------           -------

Net cash provided (used) by investing activities                     (1,011)            3,692
                                                                    -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                   (131)               --
Distribution to shareholder                                            (300)             (114)
Proceeds from issuance of common stock                                  210               411
                                                                    -------           -------

Net cash provided by financing activities                              (221)              297
                                                                    -------           -------

Net increase in cash and cash equivalents                               877             1,819

Cash and cash equivalents, beginning of period                        4,694             2,617
                                                                    -------           -------

Cash and cash equivalents, end of period                            $ 5,571           $ 4,436
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

The financial information included herein for the six month periods ended June 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from the Company's audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1997 Annual Report on Form 10-KSB.

Earnings per share for the 1998 first and second quarters do not add to the six months earnings per share amount due to rounding. The results of operations for the 1998 interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: Acquisition of ST Labs, Inc.

In July 1998, the Company entered into a definitive agreement with ST Labs, Inc. ("ST Labs") and certain of its shareholders, pursuant to which, in August 1998, the Company acquired all of the outstanding common stock of ST Labs in exchange for shares of Data Dimensions common stock having a value of approximately $9.7 million, such value as determined by the average closing market price of Company common stock for a period preceding the close of the business combination. As a result of the transaction, ST Labs, a Bellevue, Washington based company which provides information technology testing related services, became a wholly-owned subsidiary of the Company.

The business combination will be accounted for as a "pooling-of-interests" for accounting and financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholder interests which were previously independent. Consequently, the historical financial statements for periods prior to the consummation of the combination will be restated as though the companies had been combined for all periods presented. The accompanying supplemental financial statements give effect to the business combination of the Company and ST Labs. These supplemental results of operations are not necessarily indicative of results to be expected in the future.

The calculation of supplemental net income per common and common equivalent share for each period presented reflects the issuance of shares of Company common stock in exchange for all of the outstanding shares of ST Labs common stock. The number of shares included in the basic earnings per share computation has been determined utilizing a price of $14.38 per share and the exchange ratio of Company shares for ST Labs shares as set forth in the business combination merger agreement (the "Exchange Ratio") based upon the actual weighted average number of ST Labs common shares outstanding during the period presented. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the number of shares utilized as the denominator is increased to include the number of ST labs additional shares that would have been outstanding if dilutive common shares had been issued. Outstanding options and warrants have been considered utilizing the Treasury stock method in calculating dilutive earnings per share.

All fees and expenses related to the business combination and to the consolidation of the combining companies will be expensed as required under the pooling-of-interests accounting method. These expenses have not been reflected in the supplemental financial statements, but will be reflected in the statement of operations of the Company for the three month period ending September 30, 1998. Such fees and expenses are presently estimated to approximate $750,000, comprised of direct transaction costs and the estimated expense of consolidating and restructuring certain functions. The actual costs of the business combination could vary significantly from those estimated.

                              DATA DIMENSIONS, INC.
        Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 2: (Continued)

The following pro forma supplemental consolidated condensed balance sheet information reflects adjustments for the aforementioned estimated fees and expenses, as if the business combination had been consummated on June 30, 1998 (in thousands):

                                                  Pro forma           Pro forma
                               Supplemental      Adjustments         Supplemental

Current assets                   $ 31,671                             $ 31,671
Non-current assets                  8,077                                8,077
                                 --------          --------           --------
     Total                       $ 39,748          $                  $ 39,748
                                 ========          ========           ========
Current liabilities              $ 18,939          $    750           $ 19,689
Non-current liabilities               917                                  917
                                 --------          --------           --------
      Total liabilities            19,856               750             20,606
Stockholders' equity               19,892              (750)            19,142
                                 --------          --------           --------
       Total                     $ 39,748           $   --           $  39,748
                                 ========          ========           ========

NOTE 3: Stockholders' Equity

During the six months ended June 30, 1998, the Company issued approximately 336,000 shares of its common stock pursuant to exercise of outstanding options and in connection therewith received cash proceeds of approximately $210,000.

NOTE 4: Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's Annual Report on Form 10-KSB.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 1998 and 1997

Revenue for the three months ended June 30, 1998 was $23.6 million, more than double the revenue for the comparative prior year period. Revenue from Knowledge Consulting increased approximately $12.6 million, or 165% over the comparative prior year period and a 34% increase over the first quarter of 1998, primarily due to a heightened awareness of the millennium problem and demand for millennium services. Knowledge Consulting continues to represent a dominant portion of revenues, contributing 86% of total second quarter revenues. Revenues from Information Services increased approximately $542,000 or 28% over the comparative prior year period, reflecting new Year 2000 testing contracts. Revenues from Knowledge Transfer, which include sales of Ardes 2k and Interactive Vendor Review were $734,000 during the three months ended June 30, 1998, a 2% increase over the comparable 1997 period. International revenue was $200,000 for the three months ended June 30, 1998, a decrease from $677,000 for the comparable prior year period due primarily to approximately $500,000 of license and other one-time or non-recurring fees received from licensees in the 1997 period.

Gross margin for the three months ended June 30, 1998 was $9.9 million, compared to $5.4 million for the three months ended June 30, 1997, an increase of $4.5 million, or 84%. Gross margin as a percentage of revenue for the three month period ended June 30, 1998 was 42% compared to 49% for the comparative 1997 period. This percentage decrease was primarily due to an increase in code remediation work performed rather than portfolio analysis and higher gross margins realized by International during 1997 as a result of one-time fees.

General, administrative and selling expenses for the three months ended June 30, 1998 were approximately $6.7 million compared to approximately $4 million for the comparative prior year, an increase of $2.7 million. General, administrative and selling expenses increased in dollar terms as a result of the increased investment in infrastructure to support the Company's rapid growth, but decreased as a percentage of revenues to 28% for the 1998 second quarter as compared to 35% during the immediately preceding quarter and 37% during the comparable prior year quarter. At June 30, 1998, the Company had 605 employees, a net increase of 273 since June 30, 1997. This growth resulted in increased costs of facilities and related services, salaries, continued recruiting, training, travel and other staffing costs. The Company believes that with increased demand for it services and products, further increases in support staff and other related costs will continue. It is expected that these costs as a percent of revenue will continue to gradually decrease as compared to prior year periods.

Comparison of the Six Month Periods Ended June 30, 1998 and 1997

Revenue for the six months ended June 30, 1998 was $41.6 million, more than double revenue for the comparative prior year period. Revenue from Knowledge Consulting increased approximately $21.9 million, or 163% over the comparative prior year period, primarily due to a heightened awareness of the millennium problem and demand for millennium services. Knowledge Consulting continues to represent a dominant portion of revenues, contributing 85% of total first and second quarter revenues. Revenues from Information Services increased $653,000 or 17%, and were primarily outsourcing-related. Revenues from Knowledge Transfer, which include sales of Ardes 2k and Interactive Vendor Review, were $1.4 million during the six months ended June 30, 1998, a 37% increase over the comparable 1997 period. International revenue was $499,000 for the six months ended June 30, 1998, a decrease from $1.4 million for the comparable prior year period due primarily to approximately $1 million of license and other one-time or non-recurring fees received from licensees in the 1997 period.

Gross margin for the six months ended June 30, 1998 was $17.8 million, compared to approximately $9 million for the six months ended June 30, 1997, an increase of $8.8 million, or 97%. Gross margin as a percentage of revenue for the six month period ended June 30, 1998 was 43% compared to 46% for the comparative 1997 period. This percentage decrease was primarily due to higher gross margins realized by International during 1997. The first and second quarter's 1998 gross margin is also a significant improvement from the 37% gross margin reported in the fourth quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Comparison of the Six Month Periods Ended June 30, 1998 and 1997  (Continued)

General, administrative and selling expenses for the six months ended June 30, 1998 were approximately $13.1 million compared to $7.2 million for the comparative prior year, an increase of $5.9 million. General, administrative and selling expenses increased in dollar terms as a result of the increased investment in infrastructure to support the Company's rapid growth, but decreased as a percentage of revenues to 31% for the 1998 first half as compared to 37% during the immediately preceding six months and the comparable prior year period.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $2.1 million in the six months ended June 30, 1998 as compared to $2.2 million used in 1997. Earnings before deferred taxes, depreciation and amortization approximated $6.0 million in 1998, an increase of $3.6 million, or 150%, over 1997. Cash provided by net income before non-cash charges for depreciation, amortization and deferred taxes, and increases in accounts payable were offset partially by increases in accounts receivable and advanced billings. Improvements in billing and collection processes contributed to the decrease in days sales outstanding from 107 days for the fourth quarter of 1997 to 85 days for the six months ended June 30, 1998.

Net cash used by investing activities was approximately $1.0 million during the six months ended June 30,1998 as compared to net cash provided of $3.7 million during the comparative 1997 period. Cash provided by investing activities resulted from proceeds from the maturity and sale of investments. Cash used by investing activities resulted from the purchase of equipment and furniture and investment in product development.

As of June 30, 1998, the Company had working capital of approximately $16 million and cash and cash equivalents of $5.6 million. As described in note 2 to the financial statements, in August 1998 the Company acquired ST Labs. At June 30, 1998 ST Labs had total liabilities of approximately $5.8 million, including bank debt of approximately $2.9 million. The Company intends to refinance ST Labs bank debt and advance sufficient cash to ST Labs to satisfy its current cash requirements. In connection therewith and to fund closing costs of the transaction, the Company has increased its existing bank line of credit from $5 million to $10 million on terms substantially similar to its current facility. Prior to the ST Labs acquisition, the Company had not borrowed any amounts pursuant to this line of credit . The Company has no significant commitments for capital expenditures and believes that based upon its current operating plan, cash generated from operations and its existing cash and investments, as supplemented by line of credit borrowings, will be adequate to finance its current working capital requirements.

Year 2000 Compliance

The Company has evaluated the cost necessary to make its computer systems Year 2000 compliant. Most of these costs are expected to be incurred during 1998 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 1997 Annual Report on Form 10-KSB contains certain forward-looking statements, including, among others (i) the potential extent of the millennium problem and the anticipated growth in the millennium consulting market; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategies for expanding its presence in the computer services industry (including opening new sales offices, updating its millennium consulting process, expanding its licensing arrangements and positioning itself for non-millennium and post-2000 markets); and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, some of which are described in the Issues and Uncertainties section of the discussion and analysis included in the Company's 1997 Annual Report on Form 10-KSB. The Company does not provide forecasts of future financial performances. While Company management is optimistic about the Company's

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Forward-Looking Statements and Associated Risks (Continued)

long-term prospects, these issues and uncertainties, among others, should be considered. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the millennium consulting market; (ii) changes in external competitive market conditions that might impact trends in the Company's results of operations;
(iii) unanticipated working capital or other cash requirements; (iv) uncertainty regarding the Company's ability to profitably market and sell its Knowledge Transfer products; (v) changes in the Company's business strategies or an inability to execute its strategies due to unanticipated changes in the millennium consulting market; (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vii) unanticipated financial requirements that could arise as a result of the Company's acquisition of ST Labs, Inc. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-KSB will, in fact, transpire.

                           Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual meeting of the shareholders of the Company was held on May 18, 1998, at which the shareholders elected the two nominees for director to the Board of Directors of the Company, as follows:

                                           Number of Shares                       Number of Shares
      Name                                    Voting For                           Withheld Voting
      ----                                 ----------------                       ----------------
Robert T. Knight                              11,939,184                               259,991
Larry W. Martin                               11,938,512                               260,663

The terms of Lucie J. Fjeldstad and Thomas W. Fife as directors continued after the annual meeting of shareholders.





Item 6 - Exhibits and reports on Form 8-K.

   (a) The following exhibits are filed herewith or incorporated by reference, and this list is intended to constitute the exhibit index:

         Exhibit No.

                 2.1 Agreement and Plan of Reorganization by and among Data Dimensions, Inc., DS Acquisition Corporation, Robert Arnold, Jr., Tye V. Minckler, and ST Labs, Inc. dated July 28, 1998. (Incorporated by reference to the Company's August 7, 1998 Current Report on Form 8-K)

                 4.1 Stock Restriction and Registration Rights Agreement. (Incorporated by reference to the Company's August 7, 1998 Current Report on Form 8-K)

                  11.     Statement of calculations of net income per share

                  27.     Financial Data Schedule

   (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998. The Company filed a Current Report on Form 8-K dated August 7, 1998 regarding the acquisition of ST Labs, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            Data Dimensions, Inc.
                                            (Registrant)




                       /s/ LARRY W. MARTIN
                      ----------------------------------------------------------
August 11, 1998       Larry W. Martin, President and Chief Executive Officer
Date



                       /s/ GORDON A. GARDINER
                       ---------------------------------------------------------
August  11, 1998       Gordon A. Gardiner, Executive Vice President, Chief
Date                   Financial Officer and Secretary (Principal Financial
                       and Accounting Officer).