Form 10-Q
period 1998-09-30
DATA DIMENSIONS INC
filed 1998-11-16
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission File Number         0-4748
                      ----------------------

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

                                Common Stock:   13,598,712 shares as of 11/05/98
                                ------------------------------------------------

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets at September 30,1998 (unaudited) and
             December 31, 1997.                                                                                3

           Condensed Consolidated Statements of Operations for the three
             and nine month periods ended September 30, 1998 and 1997 (unaudited).                             4

           Condensed Consolidated Statements of Comprehensive Income for the three
             and nine month periods ended September 30, 1998 and 1997 (unaudited).                             4

           Condensed Consolidated Statements of Cash Flows for the nine month periods
             ended September 30, 1998 and 1997 (unaudited).                                                    5

           Notes to Condensed Consolidated Financial Statements                                                6


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.              8



PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K                                                                   11

SIGNATURE                                                                                                     12

                              DATA DIMENSIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                 September 30,   December 31,
                                                                    1998            1997
                                                                  --------        --------
                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                      $    611        $  4,734
   Investment securities available for sale                             --             986
   Accounts receivable, net:
        Trade                                                       35,810          18,394
        Other                                                          287             336
   Prepaid and other current assets                                  2,757           1,024
   Deferred income taxes                                                --             247
                                                                  --------        --------

        Total current assets                                        39,465          25,721

Equipment and furniture, net                                         6,691           4,668
Investment in product development, net                               1,185           1,635
Other assets                                                           854           1,696
                                                                  --------        --------

        Total assets                                              $ 48,195        $ 33,720
                                                                  ========        ========

Current liabilities:
   Line of credit borrowings                                      $  3,500        $  1,200
   Accounts payable                                                  4,720           3,916
   Advance billings                                                    276           1,431
   Accrued compensation and commissions                              5,457           3,478
   Other accrued liabilities                                         4,167           2,528
   Dividends payable                                                   434           1,000
   Current portion of capital lease obligations                        575             287
   Deferred income taxes                                             3,911              --
   Current portion of notes payable                                     --           1,397
                                                                  --------        --------

        Total current liabilities                                   23,040          15,237

Notes payable, net of current portion                                   --             491
Capital lease obligations, net of current portion                    1,113             483
Other noncurrent liabilities                                            81             166
                                                                  --------        --------

        Total liabilities                                           24,234          16,377
                                                                  --------        --------
Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock, $.001 par value; 20,000 shares
       authorized; 13,394 and 13,041 issued and outstanding             13              13
   Additional paid in capital                                       23,846          23,310
   Treasury stock, at cost,  112 and 108 shares                     (3,034)         (2,971)
   Retained earnings (deficit)                                       3,252          (3,099)
   Cumulative translation adjustment                                  (116)             90
                                                                  --------        --------

        Total stockholders' equity                                  23,961          17,343
                                                                  --------        --------

        Total liabilities and stockholders' equity                $ 48,195        $ 33,720
                                                                  ========        ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                     Three Month Period              Nine Month Period
                                                     Ended September 30,             Ended September 30,
                                                   -----------------------        ------------------------
                                                     1998           1997            1998            1997
                                                   --------       --------        --------        --------
Revenue
  Knowledge Consulting                             $ 29,006       $ 14,528        $ 71,131        $ 34,301
  Information Services                                4,169          1,772           8,555           5,505
  Knowledge Transfer                                    702            769           2,057           1,757
  International                                         571            579           1,066           1,933
                                                   --------       --------        --------        --------
              Total revenue                          34,448         17,648          82,809          43,496

Direct costs                                         19,391          9,490          46,889          23,771
                                                   --------       --------        --------        --------

Gross margin                                         15,057          8,158          35,920          19,725
General, administrative and selling expenses          8,058          5,658          24,452          16,202
Acquisition costs                                       757             --             757              --
                                                   --------       --------        --------        --------

Income from operations                                6,242          2,500          10,711           3,523
Other income (expense)                                   33             (9)           (182)            100
                                                   --------       --------        --------        --------

Earnings before income tax                            6,275          2,491          10,529           3,623
Income tax provision                                  2,327            966           4,177           1,706
                                                   --------       --------        --------        --------

Net income                                         $  3,948       $  1,525        $  6,352        $  1,917
                                                   ========       ========        ========        ========


Net income per share-basic                         $   0.29       $   0.12        $   0.48        $   0.15
                                                   ========       ========        ========        ========
Net income per share-diluted                       $   0.29       $   0.11        $   0.47        $   0.15
                                                   ========       ========        ========        ========

Weighted average shares outstanding-basic            13,398         13,001          13,319          12,752
                                                   ========       ========        ========        ========
Weighted average shares outstanding-diluted          13,474         13,389          13,469          13,159
                                                   ========       ========        ========        ========




            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                         Three Month Period           Nine Month Period
                                                         Ended September 30,         Ended September 30,
                                                        ---------------------       ----------------------
                                                         1998          1997          1998           1997
                                                        -------       -------       -------        -------
Net Income                                              $ 3,948       $ 1,525       $ 6,352        $ 1,917
Other comprehensive income - foreign currency
  translation adjustments, net of deferred income
  taxes of  $3 and $82                                        5            --          (124)            --
                                                        -------       -------       -------        -------

Comprehensive income                                    $ 3,953       $ 1,525       $ 6,228        $ 1,917
                                                        =======       =======       =======        =======



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DATA DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Nine Month Period Ended September 30,
                                                             -------------------------------------
                                                                    1998            1997
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  6,352        $  1,917
Adjustments to reconcile net income to net cash
   used in operating activities:
       Depreciation and amortization                                 2,193             913
       Deferred income tax provision                                 4,177           1,558
       Compensation expense on stock options                            72              72
       Changes in certain operating assets and liabilities:
         Increase in accounts receivable                           (17,415)         (8,724)
         Increase in prepaid and other current assets               (1,097)         (1,042)
         Decrease in notes and other receivables                        --             549
         Increase in accounts payable                                  804             102
         Decrease in advanced billings                              (1,155)           (516)
         Increase in accrued compensation and commissions            1,979             768
         Increase in accrued liabilities                             1,793             849
       Other                                                          (255)             91
                                                                  --------        --------

Net cash used in operating activities                               (2,552)         (3,463)
                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and sales of investments                                    986           6,881
Purchases of equipment and furniture                                (2,585)         (2,402)
Investment in product development                                      (52)         (1,429)
Increase in other assets                                                --          (1,013)
                                                                  --------        --------

Net cash provided by (used in) investing activities                 (1,651)          2,037
                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit, net                                  2,300             615
Proceeds from issuance of long-term debt                                --           1,150
Payment of long-term debt                                           (1,888)           (160)
Payment of capital lease obligations                                  (218)             --
Distribution to shareholder                                           (514)           (125)
Proceeds from issuance of common stock                                 400             986
                                                                  --------        --------

Net cash provided by financing activities                               80           2,466
                                                                  --------        --------

Net increase (decrease) in cash and cash equivalents                (4,123)          1,040

Cash and cash equivalents, beginning of period                       4,734           2,629
                                                                  --------        --------

Cash and cash equivalents, end of period                          $    611        $  3,669
                                                                  ========        ========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                              DATA DIMENSIONS, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1: Basis of Presentation

The financial statements present the consolidated financial position and results of operations of Data Dimensions, Inc. and its subsidiaries ("Data Dimensions" or the "Company"). In November 1997, the Company acquired Pyramid Information Services, Inc. in a business combination accounted for as a pooling-of-interests. In August 1998, the Company acquired ST Labs, Inc. in a business combination accounted for as a pooling-of-interests. The historical financial statements for periods prior to consummation of the business combinations have been restated as though the companies had been combined for all periods presented.

The financial information included herein for the three and nine month periods ended September 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from the Company's audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1997 Annual Report on Form 10-KSB.

Basic earnings per share for the 1998 first, second and third quarters do not equal the nine month earnings per share amount due to rounding. The results of operations for the 1998 interim periods presented are not necessarily indicative of the results to be expected for the Company's full fiscal year.

NOTE 2: Acquisition of ST Labs, Inc.

On August 6,1998, the Company completed the acquisition of ST Labs, Inc. ("ST Labs"), in which the Company acquired all of the outstanding common stock of ST Labs in exchange for 515,300 shares of Data Dimensions common stock. In addition, the Company assumed all options outstanding under ST Labs' Option Plans. If fully exercised, such options will result in the issuance of approximately an additional 158,000 shares of the Company's common stock. The value of the Company's shares exchanged in the merger, combined with the shares issuable under the Option Plans, is approximately $9.7 million. ST Labs provides information technology services to its customers including recruiting contract test engineers, test automation training, and software testing in its own or customer locations, and testing facilities management. As a result of the transaction, ST Labs became a wholly-owned subsidiary of the Company.

The business combination was accounted for as a "pooling-of-interests" for accounting and financial reporting purposes. Consequently, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented. These restated results of operations are not necessarily indicative of results to be expected in the future.

All fees and expenses related to the business combination and to the consolidation of the combining companies have been expensed and included in the consolidated statement of operations. Such fees and expenses approximated $757,000 and were comprised of direct transaction costs and the expense of consolidating and integrating the combined companies.

A reconciliation of results of operations for the separate companies for the three and the nine months ended September 30, 1997, is as follows (in thousands):


                                                         Data
                                                   Dimensions, Inc.    ST Labs, Inc.       Combined
                                                   ----------------    -------------       --------
For the three months ended September 30, 1997:
         Revenue                                         13,814            3,834            17,648
         Net Income (loss)                                1,529               (4)            1,525
For the nine months ended September 30, 1997:
         Revenue                                         33,336           10,160            43,496
         Net Income (loss)                                2,956           (1,039)            1,917

                              DATA DIMENSIONS, INC.
              Notes to Condensed Consolidated Financial Statements


Results of operations for the separate companies for the three and nine months ended September 30, 1998 is as follows (in thousands):

                                                        Data
                                                     Dimensions, Inc.   ST Labs, Inc.      Combined
                                                     ----------------   -------------      --------
For the three months ended September 30, 1998:
         Revenue                                         30,717            3,731            34,448
         Net Income (loss)                                4,367             (419)            3,948
For the nine months ended September 30, 1998:
         Revenue                                         72,278           10,531            82,809
         Net Income (loss)                                7,385           (1,033)            6,352



NOTE 3: Stockholders' Equity

During the nine months ended September 30, 1998, the Company issued approximately 357,000 shares of its common stock pursuant to exercise of outstanding options and warrants and in connection therewith received cash proceeds of approximately $400,000.

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

Results of Operations
---------------------

Comparison of the Three Month Periods Ended September 30, 1998 and 1997

Total revenue for the three months ended September 30, 1998 was $34.4 million, a 95% increase over total revenue for the comparative prior year period. Revenue from Knowledge Consulting increased approximately $14.5 million, or 100%, over the comparative prior year period and 22% over the second quarter of 1998, primarily due to increased demand for millennium services. Knowledge Consulting continues to represent a dominant portion of revenues, contributing 84% of total 1998 third quarter revenues. Revenues from Information Services increased approximately $2.4 million, or 135%, over the comparative prior year period, reflecting new Year 2000 testing contracts and additional outsourcing business. Revenues from Knowledge Transfer, which include sales of Ardes 2k and Interactive Vendor Review, were $702,000 during the three months ended September 30, 1998, a 9% decrease from the comparable 1997 period due to lower than expected demand for millennium products. International revenue was $571,000 for the three months ended September 30, 1998, a 1% decrease from the comparable 1997 period.

Gross margin for the three months ended September 30, 1998 was $15.1 million, compared to $8.2 million for the three months ended September 30, 1997, an increase of $6.9 million, or 85%. Gross margin as a percentage of revenue for the three month period ended September 30, 1998 was 44% compared to 46% for the comparative 1997 period. This percentage decrease was primarily due to a greater percentage of revenue in lower margin business as well as a lower margin in the consulting business.

General, administrative and selling expenses for the three months ended September 30, 1998 were approximately $8.1 million compared to approximately $5.7 million for the comparative prior year, an increase of $2.4 million. This is a result of the increased investment in infrastructure to support the Company's rapid growth. General, administrative and selling expenses decreased as a percentage of revenues to 23% for the 1998 third quarter as compared to 31% during the immediately preceding quarter and 32% during the comparable prior year quarter. Increased costs of facilities and related services, salaries, continued recruiting, training, travel and other staffing costs were largely a result of an increase in the number of personnel. The Company believes that with increased demand for its services and products, further increases in suport staff and other related costs will continue.

Acquisition costs for the three months ended September 30, 1998 were approximately $0.8 million, and were comprised of direct transaction costs and the expense of consolidating and integrating ST Labs, Inc.

Comparison of the Nine Month Periods Ended September 30, 1998 and 1997

Total revenue for the nine months ended September 30, 1998 was $82.8 million, a 90% increase over total revenue for the comparative prior year period. Revenue from Knowledge Consulting increased approximately $36.8 million, or 107% over the comparative prior year period, primarily due to a heightened awareness of the millennium problem and demand for millennium services. Knowledge Consulting continues to represent a dominant portion of revenues, contributing 86% of total revenue for the first three quarters. Revenue from Information Services increased $3.0 million or 55%, and were primarily outsourcing-related. Revenue from Knowledge Transfer was $2.1 million during the nine months ended September 30, 1998, a 17% increase over the comparable 1997 period. International revenue was $1.1 million for the nine months ended September 30, 1998, a decrease from $1.9 million for the comparable prior year period due primarily to approximately $1 million of license and other one-time or non-recurring fees received from licensees in the 1997 period.

Gross margin for the nine months ended September 30, 1998 was $35.9 million, compared to approximately $19.7 million for the nine months ended September 30, 1997, an increase of $16.2 million, or 82%. Gross margin as a percentage of revenue for the nine month period ended September 30, 1998 was 43% compared to 45% for the comparative 1997 period. This percentage decrease was primarily due to a greater percentage of lower margin business.

General, administrative and selling expenses for the nine months ended September 30, 1998 were approximately $24.5 million compared to $16.2 million for the comparative prior year, an increase of $8.3 million. General, administrative and selling expenses increased in dollar terms as a result of the increased investment in infrastructure to support the Company's rapid growth, but decreased as a percentage of revenues to 30% compared to 37% during the comparable prior year period.

Acquisition costs for the nine months ended September 30, 1998 were approximately $0.8 million, and were comprised of direct transaction costs and the expense of consolidating and integrating ST Labs, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)


Liquidity and Capital Resources

Net cash used in operating activities was approximately $2.6 million in the nine months ended September 30, 1998 as compared to $3.5 million used in 1997. Earnings before deferred taxes, depreciation and amortization approximated $12.7 million in 1998, an increase of $8.3 million, or 190%, over 1997. Cash provided by net income before non-cash charges for depreciation, amortization and deferred taxes, and increases in accounts payable, accrued compensation and accrued liabilities were offset primarily by increases in accounts receivable.

Net cash used in investing activities was approximately $1.7 million during the nine months ended September 30,1998 as compared to net cash provided by investing activities of approximately $2.0 million during the comparative 1997 period. Cash provided by investing activities resulted from proceeds from the maturity and sale of investments. Cash used by investing activities resulted from the purchase of equipment and furniture and investment in product development.

As of September 30, 1998, the Company had working capital of approximately $16.4 million and cash and cash equivalents of approximately $611,000. As described in note 2 to the financial statements, in August 1998 the Company acquired ST Labs. In connection therewith, the Company advanced approximately $4.2 million from its existing bank line of credit to refinance ST Labs' bank debt as well as to advance sufficient cash to satisfy other operating cash requirements. Prior to the close of the quarter, the Company was able to reduce its borrowings from $4.2 million to $3.5 million. The Company has no significant commitments for capital expenditures and believes that based upon its current operating plan, cash generated from operations and its existing cash and investments, as supplemented by borrowings from its $10 million line of credit, will be adequate to finance its current working capital requirements.

Year 2000 Issue

The Year-2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of the Company's computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900 rather than the year 2000.

State of Readiness

The Company is in the business of providing millennium consulting services to Fortune 500 companies and government agencies and is employing the same methods and processes to complete its own internal Year 2000 project as it provides to its customers. The Company has established a Year 2000 task force, comprised of members representing several different business operations of the Company, to assess and remediate the impact of the Year 2000 on its IT and non-IT systems, material third party relationships, and service and product offerings, as well as those of its subsidiaries. As identified by the task force, the Year 2000 issues facing Data Dimensions that may have a material impact on its ability to continue its business practices as usual through the change of the century include: internal business systems; internet and intranet service; telecommunications; power; and the compliance and readiness of the Company's third party suppliers, vendors, and customers.

The task force has divided the Company's Year 2000 project into three major phases: (1) assessment and planning; (2) conversion; and (3) verification and contingency planning. The Company is currently completing the assessment and planning phase of the project which includes determining the magnitude of the Company's Year 2000 problem, proposing the sequence of the work, and preparing a detailed estimate of the resources needed to complete the project. During the conversion phase of the project, the Company will replace obsolete systems and update (or repair) the hardware, applications and data so they are millennium compliant. During the verification and contingency planning phase of the project, the Company will perform acceptance testing and review the results to determine that the updated applications are ready to return to production as well as remove any unused and outdated hardware and software, and migrate the various systems to production status. Based on information compiled to date, the Company expects to fully complete its compliance project, as outlined above, by mid-1999.

In addition to its own compliance efforts, the Company is in the process of conducting an assessment of the third parties with whom it has material relationships to determine if they are Year 2000 compliant. This assessment is being accomplished by distribution of questionnaires to the Company's key vendors and suppliers. To date, the Company has not received sufficient responses to make a definitive statement; however, the responses received indicate that these key vendors and suppliers are addressing their Year 2000 issues.

Prior to the start of the Company's Year 2000 project, implementation of a new enterprise-wide integrated accounting package to provide for the financial needs of the organization was completed. This software has been warranted by the vendor to be Year 2000 compliant. Similarly, the operating system used by Data Dimensions Information Services, Inc., the Company's subsidiary which outsources mainframe computer processing services, also has been warranted by the vendor to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)


be Year 2000 compliant. Finally, the Company is in the process of replacing its phone and voicemail systems with new, Year 2000-compliant systems to better provide for the expanding communication needs of the organization.

Costs to Address Year 2000 Issues

The total estimated cost associated with the Company's Year 2000 compliance project is not expected to be material to the Company's financial position. The total estimated cost of the project is approximately $1.5 million. These costs will be incurred during fiscal years 1998 and 1999 and consist primarily of the cost of labor needed to complete the Company's readiness and compliance project. The decision by the Company to acquire new accounting and phone software and equipment, and the timing thereof, arose in the ordinary course of the growth of the Company, and is not considered a cost associated with the Year 2000 issue.

Risks of Year 2000 Issues

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failures occur, the Company's results of operations, liquidity, and financial condition could be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by the Company's compliance efforts. Additionally, if any of the Company's material suppliers or vendors are not fully Year-2000 compliant, it is possible that a system failure or miscalculations causing disruptions in the Company's operations or potential problems with its product and service offerings could result.

Contingency Plans

Part of the Company's Year 2000 project includes the preparation of contingency plans. The Company anticipates completion of its contingency plans by mid-1999.


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

         4.2 Indemnification and Escrow Agreement dated August 7, 1998. (Incorporated by reference to the Company's August 7, 1998 Current Report on Form 8-K)

         4.3 Stock Option Assumption Agreement dated August 7, 1998. (Incorporated by reference to the Company's August 7, 1998 Current Report on Form 8-K)

         11.      Statement of Calculations of Net Income Per Share

         27.1     Financial Data Schedule for the quarter ended September
                  30, 1998

         27.2     Financial Data Schedule for the quarter ended September
                  30, 1997

(b) The Company filed a Current Report on Form 8-K dated August 7, 1998 regarding the acquisition of ST Labs, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            Data Dimensions, Inc.
                                            (Registrant)




November 13, 1998           /s/  Larry W. Martin
-----------------         -----------------------------------------------------
Date                      Larry W. Martin, President and Chief Executive Officer





November 13, 1998           /s/  Gordon A. Gardiner
-----------------         -----------------------------------------------------
Date                      Gordon A. Gardiner, Executive Vice President, Chief
                          Financial Officer And Secretary (Principal Financial
                          and Accounting Officer).