Form 10-Q/A
period 1998-09-30
DATA DIMENSIONS INC
filed 1999-02-08
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q/A


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

This amendment is filed for the purpose of filing the Financial Data Schedules attached as exhibits 27.3 through 27.11.

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

         4.3 Stock Option Assumption Agreement dated August 7, 1998. (Incorporated by reference to the Company's August 7, 1998 Current Report on Form 8-K)

         11.      Statement of Calculations of Net Income Per Share

         27.1     Financial Data Schedule for the quarter ended September
                  30, 1998

         27.2     Financial Data Schedule for the quarter ended September
                  30, 1997

         27.3     Financial Data Schedule for the quarter ended June
                  30, 1998

         27.4     Financial Data Schedule for the quarter ended March
                  31, 1998

         27.5     Financial Data Schedule for the year ended December
                  31, 1997

         27.6     Financial Data Schedule for the quarter ended June
                  30, 1997

         27.7     Financial Data Schedule for the quarter ended March
                  31, 1997

         27.8     Financial Data Schedule for the year ended December
                  31, 1996

         27.9     Financial Data Schedule for the quarter ended September
                  30, 1996

         27.10    Financial Data Schedule for the quarter ended June
                  30, 1996

         27.11    Financial Data Schedule for the quarter ended March
                  31, 1996

(b) The Company filed a Current Report on Form 8-K dated August 7, 1998 regarding the acquisition of ST Labs, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            Data Dimensions, Inc.
                                            (Registrant)




February 8, 1999             /s/  Peter A. Allen
-----------------         -----------------------------------------------------
Date                      Peter A. Allen, President and Chief Executive Officer





February 8, 1999             /s/   Gordon A. Gardiner
-----------------         -----------------------------------------------------
Date                      Gordon A. Gardiner, Executive Vice President, Chief
                          Financial Officer And Secretary (Principal Financial
                          and Accounting Officer).