Form 10-K
period 1998-12-31
DATA DIMENSIONS INC
filed 1999-03-08
CIK 26990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


        ( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
        (   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to__________

                          Commission File Number 0-4748

                              DATA DIMENSIONS, INC.
                  (Name of Issuer as Specified in Its Charter)

               Delaware                               06-0852458
   (State or other jurisdiction of                 (I.R.S. Employer
    Incorporation or organization)               Identification number)

                        411 - 108TH AVENUE NE, SUITE 2100
                           BELLEVUE, WASHINGTON 98004
                                 (425) 688-1000
          (Address and telephone Number of Principal Executive Offices)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

                              ---------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K ( )

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of February 26, 1999 was approximately $54.7 million.

        As of February 26, 1999, there were 13,641,463 shares of Common Stock, par value $.001 per share, outstanding.

                            -----------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------

                              DATA DIMENSIONS, INC.

                                TABLE OF CONTENTS

PART I
           Item 1     Business.........................................................        3

           Item 2     Properties.......................................................        7

           Item 3     Legal Proceedings ...............................................        7

           Item 4     Submission of Matters to a Vote of Security Holders..............        7


PART II
           Item 5.    Market for Common Equity and Related Stockholder Matters.........        8

           Item 6.    Selected Financial Data..........................................        8

           Item 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..............................        9

           Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......       15

           Item 8.    Financial Statements and Supplementary Data......................       15

           Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure..............................       15

PART III
           Item 10.   Directors and Executive Officers of the Registrant...............       16

           Item 11.   Executive Compensation...........................................       16

           Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management...................................................       16

           Item 13.   Certain Relationships and Related Transactions...................       16


PART IV
           Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K        16

SIGNATURES.............................................................................       19

                                     PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

The following discussion contains certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Associated Risks."

GENERAL

Data Dimensions, Inc. and its subsidiaries ("Data Dimensions" or the "Company") provide a range of Information Technology (IT) consulting services. The Company's service offerings are referred to as Enterprise Integration Solutions
(EIS) and consist of a variety of IT consulting services, including applications and infrastructure outsourcing, quality assurance and testing, and applications integration. Since 1991, the Company has focused on providing, and continues to provide, solutions specifically related to the millennium date change (Year
2000). The Company's clients consist primarily of large organizations in the health care, pharmaceuticals, financial services and utilities industries as well as state and local governments. The Company was incorporated under Delaware law in 1968.

In 1997 the Company organized into four divisions to better support its clients and grow the business. The four divisions are Knowledge Consulting, Knowledge Transfer, Information Services (formerly Pyramid Information Services, Inc.) and International. Each division has a mission to provide services and products to support a specific market segment as well as to work in concert to provide a comprehensive client solution. This divisional structure is intended to support the delivery of the Company's Enterprise Integration Solutions, including its Year 2000 offerings.

INDUSTRY BACKGROUND

The term "Information Technology" does not describe a single technology, but a large number of inter-related technologies used across a broad array of IT applications. Today's organizations are confronted with a diverse set of information technology options that increasingly must be integrated and extended to respond to the demands for improved customer service levels, lower costs, reduced time-to-market, and adapting to new forms of competition and competing in the marketplace.

In this environment, organizations are looking to improve their IT systems as a critical step in achieving greater productivity and efficiency through the integration and deployment of information technologies in a cost effective manner. Although these IT initiatives often provide the promise of greater functionality and flexibility, extending the use of legacy systems, data integration and the implementation of business solutions encompassing today's newer technologies, such as Web enablement, presents organizations with major challenges.

The Company believes the following factors are driving the market growth for its services:

        The need to align IT infrastructures with business goals. Interoperability, or the need to resolve incompatibilities between computing platforms and communications protocols, has been an IT issue for many years. The issue however, has evolved to one of cooperative coexistence and sharing of critical data - building enterprise-wide IT infrastructures to connect organizations with their clients and suppliers and to support critical business initiatives.

        A shortage of IT skills. Many organizations are finding it difficult to expand their IT staffs with individuals knowledgeable in the diverse technologies and architectures required to design, develop and implement improved information systems.

        The need to leverage investments in legacy systems. Legacy systems include a wide range of applications, environments and hardware and include internally developed, proprietary systems as well as comprehensive, packaged applications. These operational production systems often represent the majority of business transactions and data which must be integrated with newer technologies to provide a true enterprise computing solution. Further, given the investments companies have made, and continue to make, in achieving Year 2000 compliance, there is increased pressure to obtain a return on these investments by extending the scope and reach of these systems throughout the organization.

        Achieving Year 2000 compliance. For several decades, computer programs and programmers have encoded years using a two-digit format (e.g., "97" for "1997"). Many of the computer programs using two-digit date codes to perform computations or decision-making functions may fail due to an inability to properly interpret dates in the 21st century. In order to avoid disruptions and failures in business processes, organizations are required to analyze, remediate and test their operating environments to provide for business continuation beyond the year 2000. Due to the scope and complexity of this problem, many organizations are seeking outside assistance as part of their remediation efforts.

STRATEGY

The Company's objective is to expand its position in the IT services industry by providing its clients with high quality, knowledge-based IT consulting services. The Company's strategies include the following key elements:

        Focus on Specific Industries. The Company has historically concentrated its efforts on those organizations that have a high degree of dependence on information technology, such as insurance companies, financial institutions, health care providers and public utilities. The Company believes that it has gained certain industry-based experience in these vertical markets. The Company seeks to leverage this expertise by expanding its client base within these vertical industry groups.

        Provide specialized Year 2000 Services. The Company has developed extensive expertise to address all aspects of a client's Year 2000 problem. The Company offers a comprehensive range of products and services, including code remediation, testing, Independent Validation and Verification (IV&V) and project management.

        Convert Year 2000 Projects into EIS Business. As a result of providing its clients with assessment, remediation and testing services as part of Data Dimensions' Year 2000 offerings, the Company has gained unique knowledge of its clients' applications, systems and processes. The Company believes that this knowledge will provide a competitive advantage in securing other IT services business from these clients.

        Expand Domestic Coverage. The Company intends to continue opening new sales and consulting offices throughout the United States to enhance its accessibility and responsiveness to clients. The Company also intends to increase the size of its direct sales force and technical staff to support sales growth.

        Outsourcing and Testing Services. The Company's 1997 acquisition of Pyramid Information Services, Inc. (renamed Data Dimensions Information Services, Inc.) provides the Company with the capabilities to provide both systems testing and outsourcing services. Additionally, the acquisition of ST Labs, Inc. in 1998 provides the Company with contemporary skills in distributed testing environments, while providing a platform to cross-sell other EIS offerings.

        Develop technology partnerships. In addressing the needs of organizations to fully integrate their data, applications and systems, the Company intends to develop partnerships with leading software tool vendors providing interface and middle-ware technologies.

The Company intends to use the knowledge and relationships obtained through its Year 2000 consulting services to implement a long-term strategy of providing a full line of Enterprise Integration Solutions to its current and future customers. Current estimates as to the magnitude and timing of spending associated with Year 2000 remediation are varied and uncertain. Although the Company anticipates that a substantial portion of its resources will be devoted to Year 2000 consulting services during 1999, the amount of resources devoted to non-Year 2000 consulting is expected to increase significantly during 1999.

COMPANY SERVICES AND PRODUCTS

KNOWLEDGE CONSULTING. The Company's consulting services provide a broad range of contemporary Enterprise Integration Solutions.

        IT solutions. Data Dimensions' consulting offerings include technology planning, enterprise application integration, knowledge management solutions, project management, and risk management. The Company's solutions are based on an understanding of each client's enterprise computing model. The Company's approach is to actively capture and internalize project metrics, methodologies, and best practices in a formal and structured manner. Subsequently, this accumulated knowledge may be applied to new EIS projects such as legacy integration and modernization, risk/crisis management and contingency planning, and quality assurance.

        Applications outsourcing services. Outsourcing legacy applications can significantly reduce a client's operations costs and/or free up its staff to work smarter and more efficiently. The Company, through Solution Centers in Galway, Ireland; Sacramento, California; and Raleigh, North Carolina, provides clients with applications maintenance and development across a range of platforms and operating environments.

        Distributed testing. Application and system testing are critical steps in the release of a new product or implementation of a new enterprise system. In-house testing exposes companies to a greater risk of data contamination and can even interfere with business-critical operations. The Company offers complete test and training centers that result in production-quality products and systems. During the process, the Company gains further insight into the latest products, technologies and platforms, from Windows NT to Internet technologies to embedded systems for handheld computers and computing appliances.

        Comprehensive quality assurance. Data Dimensions' consultants offer assistance with the entire quality assurance (QA) process. Services include the design, planning, and implementation of QA solutions based on each client's business objectives. Solutions often include comprehensive field consulting, testing, and technical training services.

        Year 2000. The Company offers its clients proven methodologies, experienced project management and comprehensive systems testing services that address the numerous aspects of the Year 2000 problem. The Company performs a complete evaluation of the client's IT systems, including applications software, systems software and hardware and embedded systems.

KNOWLEDGE TRANSFER. Knowledge Transfer provides products and services to transfer methods, processes, techniques and knowledge to the Company's clients, personnel, licensees and subsidiaries. The transfer is supported through three venues: CD-ROM/Internet process system (Ardes 2k), third party vendor Internet-based Year 2000 compliancy database (Interactive Vendor Review), and instructor-led training.

The Company offers the following products to help clients with IT projects:

Ardes 2k(TM) - A complete  knowledge-based  process manager that provides a comprehensive framework for rapidly addressing Year 2000 issues from a business and IT perspective.

Ardes 2k Optima(TM) - A step-by-step, self-help guide with tailorable templates and samples to rapidly address Year 2000 issues specific to small and medium-sized businesses.

Ardes 2k(TM) Risk and Crisis Manager - A knowledgeware application that identifies and assesses business risks and helps ensure operational continuity for organizations at any stage of their Year 2000 project.

Interactive Vendor Review(TM) - A repository and research service for determining the millennium compliance of third-party vendor products, including hardware, software, and embedded systems.

ProVisia(TM) - A planning and estimating system designed to produce complete work breakdown structures, estimates, and reliable project plans; used in conjunction with Ardes 2k to expedite a Year 2000 project.

INFORMATION SERVICES. Data Dimensions Information Services ("DDIS") provides system outsourcing and enterprise testing services through its multi-platform data center located in Los Angeles, California. In addition, DDIS offers facilities management, network design and administration, and production overflow capabilities.

INTERNATIONAL SERVICES. The Company offers its technology throughout the world on a fee- and royalty- basis to suppliers of consulting services. In addition, in the United Kingdom, the Company provides direct services and products for all of the Company's divisions.

SALES AND MARKETING

The Company's marketing strategy is to maintain an image as a high quality IT services organization. The Company focuses its marketing efforts primarily on large business organizations including insurance companies, financial institutions, health care providers and public utilities.

The Company believes that its current client base, for which it has often provided Year 2000 services, represents a significant source of potential business for its other IT services. Further, the Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client.

The Company currently employs a direct sales force and independent sales representatives to market its consulting services and products. The Company relies on its sales team to generate new clients as well as pursue potential leads. To this end, the Company's sales personnel are encouraged to engage in direct marketing techniques including visits to businesses within the Company's target market. In addition, the sales force and representatives respond to requests for proposals, follow up on client referrals and pursue leads resulting from technical roundtables and conferences.

The Company carefully selects and reviews its independent sales representatives. These parties generally enter into agreements with the Company that govern the terms under which they market the Company's services. Such agreements define an approved territory and typically contain one-year-terms.

The Company has entered into license agreements with certain domestic and international organizations whereby these licensees may resell agreed upon Company products, as well as utilize the Company's methodology in performing Year 2000 project work. These licenses are generally exclusive to a specific geographical territory.

CLIENTS

The Company's clients consist primarily of large business and government organizations characterized by intense information technology needs, such as insurance companies, financial institutions, health care providers and public utilities. One client, Kaiser Permanente, Inc., accounted for more than 10 percent of the Company's consolidated revenues in 1998.

INTELLECTUAL PROPERTY

The Company's intellectual property consists primarily of the Millennium Process and Ardes 2k related to its Year 2000 offerings. The Millennium Process consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond. The Company does not have any patents and relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect its ownership of the Millennium Process. The Company generally enters into non-disclosure and confidentiality agreements with its employees, independent sales representatives, licensees and clients. Despite these precautions, it may be possible for an unauthorized third party to replicate the Millennium Process or to obtain and use information that the Company regards as proprietary.

The Company has licensed the use of the Millennium Process to many consulting firms located in North America, Europe and the Pacific Rim. Although the Company's license agreements with these consulting firms contain confidentiality and non-disclosure provisions, there can be no assurance that the licensee will take adequate precautions to protect the Millennium Process. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company's competitors will not independently develop substantially similar or superior methodologies.

The Company's Millennium Process has never been the subject of an infringement claim, however there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to, and diversion of effort by, the Company. Any infringement claim or litigation against the Company could, therefore, materially and adversely affect the Company's business, operating results and financial condition.

PRODUCT AND TECHNOLOGY DEVELOPMENT

The Company invested approximately $1.3 million, $2.0 million and $52,000 in capitalized product development costs in 1996, 1997 and 1998, respectively. These costs consisted of personnel and other related expenses to develop Ardes 2k and Interactive Vendor Review. These products are sold directly to clients and to third-party providers, including computer and software companies, and consultants. The Company recorded product and technology development expense, including amortization of the capitalized costs, of $115,000, $3.1 million and $672,000 in 1996, 1997 and 1998, respectively. The 1997 amount includes a $1.5 million write down of capitalized product development, included in non-recurring charges in the Statement of Operations.

COMPETITION

The market for IT consulting services is highly competitive and served by numerous firms. The Company's management believes the primary competitive factors in the IT services consulting industry are price, service, and most importantly, the expertise and experience of the personnel provided to clients and the ability of such personnel to provide the skills and knowledge necessary to solve information technology problems.

The Company's competitors represent a variety of market participants, including systems integrators, professional services firms, application software development firms, the professional services divisions of larger organizations such as International Business Machines, Hewlett Packard and Unisys Corporation, facilities management companies and certain larger accounting firms. The Company's competitors include companies such as Keane Inc., Computer Horizons, Inc., Computer Management Sciences Inc. and IMRGlobal. Some of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the IT consulting industry.

EMPLOYEES

As of February 28, 1999, the Company employed approximately 791 full-time employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relationship with its employees to be good. Additionally, the Company supplements its full-time employees, when necessary, with administrative and technical contractors. As of February 28, 1999, the Company engaged 52 contractors.

ITEM 2.   PROPERTIES

The Company maintains its headquarters in a leased facility in Bellevue, Washington. The Company also has a leased facility in Los Angeles, California, which houses its Information Services operations. These leases will expire in 2002. In addition, the Company maintains leased office space for solution centers, small regional offices and direct sales personnel located throughout the United States. The Company also leases facilities in Thame, England and Galway, Ireland. Most of the Company's leases have terms of one year. The Company believes its facilities are in good condition.

ITEM 3.   LEGAL PROCEEDINGS

As of February 28, 1999, there were no material pending legal proceedings to which the Company is a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY STOCKHOLDERS

No matters were submitted to a vote of the Company's Stockholders during the quarter ended December 31, 1998.

                                    PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "DDIM." On March 20, 1997, the Company effected a 3-for-1 stock split in the form of a stock dividend, and the information presented in this Annual Report on Form 10-K has been adjusted to reflect the effect of this split.

The stock prices presented are the high and low bid prices as quoted on the NASDAQ National Market System.

1997                                                         HIGH          LOW
                                                             ----          ---
First Quarter ended March 31, 1997 .................        $24.75        $10.79
Second Quarter ended June 30, 1997 .................         32.50         19.13
Third Quarter ended September 30, 1997 .............         37.75         22.00
Fourth Quarter ended December 31, 1997 .............         40.75         16.44

1998                                                         HIGH          LOW
                                                             ----          ---
First Quarter ended March 31, 1998 .................        $19.00        $12.00
Second Quarter ended June 30, 1998 .................         18.94         10.50
Third Quarter ended September 30, 1998 .............         17.25          7.50
Fourth Quarter ended December 31, 1998 .............         16.25          6.88

On February 26, 1999, the closing price of the Common Stock on the NASDAQ National Market System was $4.94 per share. As of February 28, 1999, there were approximately 710 holders of record of the Company's Common Stock.

The Company has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company intends to retain earnings for use in its business and to support growth. In connection with the acquisition of ST Labs the Company issued approximately 515,000 shares of unregistered Common Stock. These shares were issued in reliance upon the exemption from registration provided by Regulation D and Rule 506 thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the Company's financial statements. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                                       Years ended December 31,
                                              1994         1995         1996         1997          1998
                                              ----         ----         ----         ----          ----
Revenue ..............................     $  9,242      $ 14,855     $ 27,777     $ 60,444      $114,544
Income (loss) from operations ........     $  2,048      $  1,182     $  1,152     $ (2,117)     $ 15,354
Net income (loss) ....................     $   (157)     $  1,328     $  1,525     $ (2,873)     $  9,202
Basic earnings (loss) per share ......     $  (0.02)     $   0.17     $   0.14     $  (0.22)     $   0.69
Diluted earnings (loss) per share ....     $  (0.02)     $   0.16     $   0.13     $  (0.22)     $   0.69
Total assets .........................     $  2,441      $  4,015     $ 25,074     $ 34,713      $ 51,937
Long term debt, net of current portion     $    160      $   --       $    761     $    491      $   --
Capital lease obligations, net of
           current maturities ........     $    --       $   --       $   --       $    483      $  1,976


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING-STATEMENTS AND ASSOCIATED RISKS

This Annual Report contains certain forward-looking statements, including, among others (i) the potential extent of the Year 2000 problem and the anticipated growth in the Year 2000 consulting market; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategies for expanding its presence in the computer services industry (including opening new sales offices, the ability to secure technology partnerships and positioning itself for non-Year 2000 markets); and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the Year 2000 consulting market;
(ii) changes in external competitive market conditions that might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) the Company's ability to attract and retain qualified technical personnel; (v) changes in the Company's business strategies or an inability to execute its strategies to transition from consulting on the Year 2000 problem to supplying Enterprise Integration Solutions (EIS); and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will, in fact, transpire.

OVERVIEW

The Company provides a range of Information Technology (IT) consulting services. The Company's service offerings are referred to as Enterprise Integration Solutions (EIS) and consist of a variety of IT services, including applications and infrastructure outsourcing, quality assurance and testing, and applications integration. In 1997 the Company organized into four divisions to better support its clients and grow the business. The four divisions are Knowledge Consulting, Knowledge Transfer, Information Services (formerly Pyramid Information Services, Inc.) and International. Each division has a mission to provide services and/or products to support a specific market segment as well as to work in concert to provide a comprehensive client solution. This structure is intended to support the delivery of the Company's Enterprise Integration Solutions, including its Year 2000 offerings.

Since 1991, Data Dimensions has focused on assisting major organizations to plan and execute programs for resolving the Year 2000 technology problems. The Company's clients consist primarily of large business and governmental organizations. Although the Company believes that demand for Year 2000 consulting services will continue after the year 2000, this demand is likely to diminish significantly. Therefore, the Company is pursuing opportunities in the computer consulting market that are not related to the Year 2000 problem and has developed strategies and services to take advantage of those opportunities. The Company intends to use the knowledge obtained in providing its Year 2000 consulting services to address other computer consulting needs of its clients.

In November 1997, the Company acquired Pyramid Information Services, Inc. ("Pyramid"), a Los Angeles, California based company that provides computer mainframe outsourcing services, including data processing, operations and systems support, network and production control, and management services. Pyramid became a wholly-owned subsidiary of the Company and changed its name to Data Dimensions Information Services, Inc. ("DDIS").

In August 1998, the Company acquired ST Labs, Inc. ("ST Labs"), a Bellevue, Washington based company that provides information technology quality assurance and testing services to its customers including recruiting contract test engineers, test automation training, and software testing in its own or customer locations, and testing facilities management. At the time of the merger ST Labs became a wholly-owned subsidiary of the Company. On February 1, 1999, ST Labs was merged into Data Dimensions, Inc. and the business of ST Labs, along with the other testing services, is now conducted by the Company using the name Data Dimensions Test Centers.

Both of these business combinations have contributed significant revenue not related to Year 2000 and, in addition, were accounted for as a pooling of interests. Accordingly, the accompanying financial statements and other financial information included in this Annual Report have been presented as though the companies had been combined for all periods presented.

The Company markets its services in the United States primarily through a direct sales force and independent sales representatives. The Company has leveraged its technology by licensing the right to use its Year 2000 consulting process to over twenty consulting firms operating in more than fifty countries worldwide. The Company has an office near London, England to provide the Company's services and products to the United Kingdom market.

The Company's consulting revenue consists of billable hours for services provided by its technical consultants multiplied by contract rates, and this revenue is recognized when services are performed. Direct costs consist primarily of salaries, benefits, commissions and other costs directly related to services provided. Information Service revenue consists of billable machine time and storage capacity. Direct costs consist primarily of equipment operating costs and billable employee salary and benefit costs.

Gross margin that is recognized depends primarily on the productivity of the Company's billable personnel. Productivity is based on the number of billable personnel and their billing rates, the number of working days in a period and the number of hours worked per day. Billable personnel are paid salaries; however, clients are charged a time-based rate. As the Company expands its service offerings to include more applications and infrastructure outsourcing, quality assurance and testing, and applications integration gross margin may be impacted due to the different gross margin of each activity. Furthermore, while product sales have a lower associated direct cost, the volume of future product sales is unknown at this time, and accordingly, the expected impact on future margins is undeterminable at present.

General, administrative and selling expenses consist primarily of administrative personnel compensation and benefits, recruiting, marketing, promotion, investor relations, office expenses, travel, and other general overhead.

RESULTS OF OPERATIONS

The following table sets forth certain data for the three years ended December 31 as a percentage of revenue.

                                                         1996       1997        1998
                                                         ----       ----        ----
Revenue ...........................................     100.0%     100.0%      100.0%
Direct Costs ......................................      57.2       57.0        57.6
                                                        -----      -----       -----
Gross Margin ......................................      42.8       43.0        42.4
General, administrative and selling expenses ......      38.7       39.9        28.3
                                                        -----      -----       -----
Income from operations before non-recurring charges       4.1        3.1        14.1
Non-recurring charges .............................       --         6.7         0.7
                                                        -----      -----       -----
Income (loss) from operations .....................       4.1       (3.6)       13.4
Other income (expense) ............................       1.4        0.0        (0.2)
                                                        -----      -----       -----
Income (loss) before income tax ...................       5.5       (3.6)       13.2
Income tax provision ..............................       0.0        1.2         5.2
                                                        -----      -----       -----
Net income (loss) .................................       5.5%      (4.8%)       8.0%
                                                        =====      =====       =====

As more fully described in Note 1 to the consolidated financial statements, the Company conducts its business through four operating divisions consisting of Knowledge Consulting, Knowledge Transfer, Information Services and International.

Comparison of 1998 to 1997

The Company's 1998 revenue of $114.5 million increased 89.5 percent over the revenue of $60.4 million in 1997. Revenue from Knowledge Consulting increased
97.2 percent to $96.3 million in 1998, which represented 84.1 percent of the Company's revenue. Knowledge Consulting consisted of primarily Year 2000 problem resolution in 1998 and 1997. Knowledge Transfer revenue, which consists of the Ardes 2k and Interactive Vendor Review products, increased 93.2 percent over 1997 to $3.1 million. The Knowledge Transfer division was formed in 1997. Information Services revenue increased 73.6 percent to $12.8 million and International revenue of $2.3 million decreased 11.6 percent in 1998 from 1997. The decline in International resulted from lower license revenue in 1998. The Company's revenue in 1998 consisted of approximately 80 percent Year 2000 problem resolution and 20 percent from other Information Technology consulting and services. The Company's objective in 1999 is to transition to more Enterprise Integration Services business such as outsourcing, quality assurance and testing.

Gross margin as a percentage of revenue decreased slightly from 43.0 percent in 1997 to 42.4 percent in 1998. Contributing to the decrease was a higher percentage of revenue being generated by infrastructure outsourcing and testing, which have higher direct costs than other services.

General, administrative and selling expense of $32.5 million increased 34.7 percent over the $24.1 million in 1997. The increase was primarily due to an increase in the number of employees in sales and administrative functions necessary to support the growth in revenue. General, administrative and selling expense was 28.3 percent of revenue in 1998 compared to 39.9 percent in 1997. This reflects the Company's efforts to limit the growth in expenses while revenue grew substantially.

Non-recurring charges in 1998 were $757,000 compared to $4.0 million in 1997. The 1998 charge was for merger related costs for the ST Labs merger in August 1998. The 1997 charge is described below and in Note 2 to the consolidated financial statements.

Income before income tax increased from a loss of $2.2 million in 1997 to income of $15.1 million in 1998. The loss in 1997 resulted from the non-recurring charges and higher general, administrative and selling expenses in relation to revenue. The significant increase in revenue, combined with controlling the growth in expenses, generated the income in 1998.

The annual effective tax rate in 1998 was 39.2 percent. This is higher than the statutory rate due to non deductible merger costs and state income tax provisions. This is offset, to some extent, by income generated by foreign entities operating in jurisdictions which have lower tax rates. As more income is derived from these operations it may have a favorable impact on the effective tax rate. The Company has net operating loss carryforwards, most of which were acquired as a result of the acquisition of ST Labs during 1998. At December 31, 1998, the Company had net operating loss carryforwards which are available to offset future taxable income of approximately $3.6 million. Limitations on utilization may diminish net operating loss carryforwards available to offset future taxable income. A deferred tax asset has been recorded for the net operating loss carryforwards acquired with ST Labs, offset by a valuation allowance of 100 percent of the asset. As of year end management had not been able determine that it is more likely than not that the net operating loss carryforwards will be able to be utilized.

Comparison of 1997 to 1996

The Company reported revenue of $60.4 million in 1997, a 117.6 percent increase from $27.8 million in 1996. Revenue from Knowledge Consulting increased approximately $28.1 million, or 135.6 percent, primarily due to an increase in consulting services related to the Year 2000. Revenue from Information Services increased approximately $1.4 million, or 23.0 percent, due both to increased volume of processing work from existing clients and an increased client base. Revenue from Knowledge Transfer, a new business group in 1997, was $1.6 million. International revenue increased approximately $1.6 million, or 149.1 percent, as a result of having licensee arrangements in place for all of 1997 for licensees added in 1996 and, to a lesser extent, to new licensees.

Gross margin in 1997 was $26.0 million, a $14.1 million increase, or 118.7 percent, from $11.9 million in 1996. Gross margin, as a percentage of revenue, was 43.0 percent in 1997 compared to 42.8 percent in 1996. This percentage increase was primarily the result of an increase in the relative share of Knowledge Transfer and International revenue, which have a higher gross margin contribution.

General, administrative and selling expenses of $24.1 million in 1997 increased
124.5 percent from $10.7 million in 1996. General, administrative and selling expenses increased as a result of the added cost of the infrastructure required in order to support the Company's rapid growth. This included costs of facilities and related services, salaries, recruiting, training, travel and other staffing costs.

The Company recorded non-recurring charges against income of approximately $4.0 million during the fourth quarter of 1997, which had the effect of decreasing net income by $0.21 per diluted common share. These charges, which are more fully discussed in Note 2 to the consolidated financial statements, comprised of $2.6 million of asset write-down charges for impairment of long-lived assets, $764,000 of merger related costs and $619,000 of reorganization related costs.

The provision for income taxes increased to $700,000 in 1997 as compared to $15,000 in 1996. An income tax provision was recorded in 1997 because the loss generated by ST Labs could not be carried back to previous periods. There was also a $285,000 deferred tax provision recorded as of the Pyramid merger date pertaining to deferred taxes not previously recorded by Pyramid due to its being a Subchapter S Corporation for federal income tax purposes. The income tax provision in 1996 was significantly less than the expected statutory tax rate resulting from a decrease in the deferred tax asset valuation allowance and the fact that Pyramid earnings were not subject to federal income taxes as a result of its Subchapter S status.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $776,000 at December 31, 1998 compared to cash and cash equivalents of $4.7 million at December 31, 1997. In addition, the Company had investment securities of $1.0 million in 1997 and none in 1998. The Company acquired $1.2 million, $3.2 million and $3.6 million of equipment and furniture, primarily computer equipment and office furniture, in 1996, 1997 and 1998, respectively. The Company expects to spend a similar amount on equipment and furniture in 1999. The aging of the Company's accounts receivable deteriorated in 1998 resulting in a negative impact on cash flow. The Company has initiated steps to improve the accounts receivable aging in 1999.

The Company has a $10 million, two-year, working capital, revolving line of credit with a bank that was utilized in 1998 for periodic working capital needs. The line of credit contains certain financial covenants that the Company must meet. At December 31, 1998, all covenants had been met. The line of credit expires in June 2000. The Company assumed approximately $3.1 million in short term debt in conjunction with the acquisition of ST Labs. This debt was paid in full during 1998. The Company expects that cash generated from operating activities and occasional use of the line of credit will provide adequate liquidity for the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards having relevant applicability to the Company consist of Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" each of which relates to software revenue recognition requirements. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of the Company's computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900, rather than the year 2000.

State of Readiness

The Company provides Year 2000 consulting services to Fortune 500 companies and government agencies and is employing the same methods and processes to complete its own internal Year 2000 project that it provides to its customers. The Company has established a Year 2000 task force, comprised of members representing the different business operations of the Company, to assess and remediate the impact of the Year 2000 on its IT and non-IT systems, material third party relationships, and service and product offerings. As identified by the task force, the Year 2000 issues facing Data Dimensions that may have a material impact on its ability to continue its business practices as usual through the change of the century include: internal business systems; internet and intranet service; telecommunications; power; and the compliance and readiness of the Company's third party suppliers, vendors, and customers.

The task force has divided the Company's Year 2000 project into three major phases: (1) assessment and planning; (2) implementation; and (3) verification and contingency planning. The Company is completing the assessment and planning phase of the project. To date, this has not revealed any information which indicates that the magnitude of the Company's Year 2000 problem is material. During the implementation phase of the project, the Company will replace obsolete systems and update (or repair) the hardware, applications and data so they are Year 2000 compliant. During the verification and contingency planning phase of the project, the Company will perform acceptance testing and review the results to determine that the updated applications are ready to return to production as well as remove any unused and outdated hardware and software, and migrate the various systems to production status. Based on information compiled to date, the Company expects to substantially complete its compliance project, as outlined above, by mid-1999.

In addition to its own compliance efforts, the Company is conducting an assessment of the third parties with which it has material relationships to determine if they are Year 2000 compliant. The Company has contacted its key vendors and suppliers by the distribution of questionnaires. To date, the Company has not received sufficient responses to make a definitive statement; however, the responses received indicate that these key vendors and suppliers are addressing their Year 2000 issues.

Prior to the start of the Company's Year 2000 project, implementation of a new enterprise-wide integrated accounting package to provide for the financial needs of the organization was completed. This software has been warranted by the vendor to be Year 2000 compliant. Similarly, the operating system used by Data Dimensions Information Services, Inc., the Company's subsidiary which outsources mainframe computer processing services, also has been warranted by the vendor to be Year 2000 compliant. Finally, the Company has replaced its phone and voicemail systems with new, Year 2000-compliant systems to better provide for the expanding communication needs of the organization.

Costs to Address Year 2000 Issues

The total estimated cost of the project is approximately $1.5 million. These costs consist primarily of the cost of labor needed to complete the Company's readiness and compliance project. The approximate labor cost during 1998 was $450,000 with the remainder to be incurred in 1999. The decision by the Company to acquire new accounting and phone software and equipment, and the timing thereof, arose in the ordinary course of the growth of the Company, and is not considered a cost associated with the Year 2000 issue.

Risks of Year 2000 Issues

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failures occur, the Company's results of operations, liquidity, and financial condition could be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by the Company's compliance efforts. Additionally, if any of the Company's material suppliers or vendors are not fully Year 2000 compliant, it is possible that a system failure or miscalculations causing disruptions in the Company's operations or potential problems with its product and service offerings could result.

Contingency Plans

Part of the Company's Year 2000 project includes the preparation of contingency plans. The Company anticipates completion of its contingency plans by mid-1999.

OUTLOOK - ISSUES AND UNCERTAINTIES

The Company does not provide forecasts of future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered.

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

Dependence on Knowledge Consulting business

The Company's Knowledge Consulting business has accounted for approximately 75 percent, 81 percent and 84 percent of revenues in 1996, 1997 and 1998, respectively. As a result, the Company's future operating results depend to a significant extent on the continued growth and profitability of that business. The Knowledge Consulting business has derived a significant portion of its revenue from a limited number of large clients. The volume of work performed for specific clients varies from period to period, and a major client in one year may not be a major client in a subsequent period. There can be no assurance that in the future one or more of the Company's larger clients will not terminate a contract, reduce the scope of a large project or elect not to proceed to a stage of a project as anticipated by the Company. The cancellation or significant reduction in the scope of large projects could have a material effect on the Company's business, operating results and financial condition.

Dependence on Major Clients

The Company has depended, and likely will continue to depend, on a limited number of large clients to generate a significant portion of its revenue. In 1998 the ten largest clients accounted for approximately 54 percent of the Company's revenue and the Company expects one client to generate more than 10 percent of revenue in 1999. The dependence on a few clients exposes the Company to potentially significant financial consequences if one or more of these clients elect to terminate their contract, reduce the scope of a large project, or elect not to proceed to a project stage in accordance with the Company's expectations. Any such action by one or more of these clients could have a material adverse effect on the Company's financial performance.

Risks associated with Year 2000 business and new products and services

The Company expects to derive a significant portion of its revenue from Year 2000 services through at least 1999. There can be no assurance that the Company will continue to be successful in increasing its Year 2000 business or that the revenue growth rate in future years will approach the levels attained in prior years or, to the extent that such business increases, that the Company will be able to meet the demand for such services on a timely basis. Furthermore, while a substantial majority of the Company's current business is for Year 2000 projects, the Company expects this demand to begin to decrease as the implementation and testing of conversion projects are completed. The Company is incorporating strategies to leverage its knowledge of client systems into additional engagements involving other than Year 2000 solutions. The Company's ability to successfully develop new services and products depends on a number of factors, including its ability to identify and effectively integrate such services and products into the Company's existing organizational structure. By devoting significant resources to its Year 2000 business, the Company's ability to develop and market new services and products could be adversely affected. Additionally, there can be no assurance that the Company will be successful in generating additional business from its Year 2000 clients for other services or that the financial performance of any new offerings will meet expectations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no market risk sensitive instruments, positions or transactions at December 31, 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Consolidated Financial Statements" on pages F-2 through F-20 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On March 26, 1998, the Company notified BDO Seidman, LLP that it intended to engage another accounting firm as the Company's independent accountants for the fiscal year ending December 31, 1998. The decision to change independent accountants was approved by the Board of Directors of Data Dimensions, Inc. on March 26, 1998.

        The report of BDO Seidman, LLP on the Company's consolidated financial statements for the years ended December 31, 1996 and 1997 contained no adverse opinion and was unmodified, except for the inclusion of a disclosure that the consolidated financial statements give retroactive effect to the merger of Data Dimensions, Inc. and Pyramid Information Services, Inc., which merger has been accounted for as a pooling of interests.

        There have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the matter in their report.

(b) On March 26, 1998, the Company appointed PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending December 31, 1998, pursuant to the approval of the Company's Board of Directors.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information concerning Directors and Executive Officers of the Company set forth in the Proxy Statement to be delivered to the stockholders in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Directors and Executive Officers" is incorporated herein by reference, as is the information concerning the Directors, Officers, and more than 10% stockholders of the Company under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation set forth in the Proxy Statement under the heading "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements
                                                                                           Page
Consolidated Balance Sheets at December 31, 1997 and December 31, 1998 ...............     F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996,
December 31, 1997 and December 31, 1998 ..............................................     F-4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1996,
December 31, 1997 and December 31, 1998 ..............................................     F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996,
December 31, 1997 and December 31, 1998 ..............................................     F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
December 31, 1997 and December 31, 1998 ..............................................     F-6

Footnotes to the Consolidated Financial Statements ...................................     F-7

(a) 2.    Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts ......................................     S-1

(a) 3.    The following exhibits are filed herewith or incorporated by reference

EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT
--------------                ----------------------
NO.
---
2.1 Agreement and Plan of Reorganization by and among Data Dimensions, Inc, DP Acquisition Corporation, Eugene M. Stabile, and Pyramid Information Services, Inc. dated October 30, 1997. (Incorporated by reference to the Company's October 30, 1997 Current Report on Form 8-K.)

2.2 Agreement and Plan of Reorganization by and among Data Dimensions, Inc, DS Acquisition Corporation, Robert Arnold, Jr., Tye V. Minckler, and ST Labs, Inc. dated July 28, 1998. (Incorporated by reference to the Company's August 7, 1998 Current Report on Form 8-K.)

3.1 Certificate of Incorporation and all amendments thereto. (Incorporated by reference to the Company's Registration Statement on Form SB-2. Reg. No. 333-841.)

3.2 Second Amended and Restated Bylaws. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

4.1 Form of Common Stock Certificate (Incorporated by reference to the Company's Registration Statement on Form SB-2.) See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Second Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock.

10.1 1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2. Reg. No. 333-841.)

10.2 1997 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.3 Lease Agreement for Registrant's Facility in Bellevue, Washington. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

10.4 Agreement between the Company and Gordon A. Gardiner dated November 6, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

10.5 Agreement between the Company and Thomas R. Clark dated October 31, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

10.6    Agreement between the Company and Peter A. Allen dated December 7, 1998.

10.7    Agreement between the Company and Joseph Menchaca dated February 26,
        1998.

10.8    Agreement between the Company and Timothy P. Hicks dated September 24,
        1998.

10.9    Agreement between the Company and Diana K. Wong dated October 26, 1998.

16.1 Letter on change in certifying accountant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

21.1    Subsidiaries of the Registrant.

23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants.

23.2    Consent of BDO Seidman, LLP, Independent Certified Public Accountants.

24.1    Power of Attorney of Thomas W. Fife.

24.2    Power of Attorney of Robert T. Knight.

24.3    Power of Attorney of Lucie J. Fjeldstad.

27.1-9  Financial Data Schedules.

(b) No Reports on Form 8-K were filed in the quarter ended December 31, 1998.

                                   SIGNATURES


        In accordance with the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 1999.



                                DATA DIMENSIONS, INC.
                                (Registrant)



                                By: /s/ Peter A. Allen
                                    ------------------------
                                Peter A. Allen
                                Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                                  Title                                            Date
      ----------                                 -----                                            ----
/s/ Peter A. Allen                               President and Chief Executive Officer,           March 4, 1999
-----------------------                          Director (Principal Executive Officer)
  Peter A. Allen


/s/ Gordon A. Gardiner                           Executive Vice President,                        March 4, 1999
-----------------------                          Chief Financial Officer and
  Gordon A. Gardiner                             Secretary (Principal Financial
                                                 and Accounting Officer)


/s/ Larry W. Martin                              Director                                         March 4, 1999
-----------------------
  Larry W. Martin


*/s/ Thomas W. Fife                              Director                                         March 4, 1999
-----------------------
   Thomas W. Fife


*/s/ Robert T. Knight                            Director                                         March 4, 1999
-----------------------
   Robert T. Knight


*/s/ Lucie J. Fjeldstad                          Director                                         March 4, 1999
-----------------------
   Lucie J. Fjeldstad


*/s/ By Gordon A. Gardiner                                                                        March 4, 1999
-----------------------
   Gordon A. Gardiner, Attorney-In-Fact

                              DATA DIMENSIONS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX



                                                                              Page
                                                                              ----
Reports of Independent Certified Public Accountants.......................    F-2

Consolidated Balance Sheets...............................................    F-3

Consolidated Statements of Operations and Comprehensive Income............    F-4

Consolidated Statements of Stockholders' Equity...........................    F-5

Consolidated Statements of Cash Flows.....................................    F-6

Notes to Consolidated Financial Statements................................    F-7

               Reports of Independent Certified Public Accountants

To the Board of Directors and
Shareholders of Data Dimensions, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(2) and on page F-1 present fairly, in all material respects, the financial position of Data Dimensions, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Data Dimensions, Inc. for the years ended December 31, 1997 and 1996 were audited by other independent accountants whose report dated February 17, 1998 expressed an unqualified opinion on those statements.


PricewaterhouseCoopers LLP
January 21, 1999



Board of Directors and Shareholders
Data Dimensions, Inc.

We have audited the consolidated balance sheets of Data Dimensions, Inc. and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Data Dimensions, Inc. and its subsidiaries and ST Labs, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of ST Labs, Inc., as of December 31, 1997, or the related statements of operations, stockholders' equity and cash flows of ST Labs, Inc. as of December 31, 1997 and 1996, which statements reflect total assets of $3.4 million as of December 31, 1997 and total revenues of $13.0 million and $6.9 million for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it related to the amounts included for ST Labs, Inc. for 1997 and 1996, is based solely on the reports of such auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Dimensions, Inc. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

BDO Seidman, LLP
Seattle, Washington
February 17, 1998

                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                     ----------------------
                                                                                        1997         1998
                                                                                     ---------     --------
Current assets
   Cash and cash equivalents                                                          $  4,734     $    776
   Investment securities available for sale                                                986           --
   Accounts receivable, net (Note 4)                                                    18,730       36,876
   Prepaid expense and other current assets                                              1,024        2,850
   Deferred income taxes                                                                 1,240        1,140
                                                                                      --------     --------

         Total current assets                                                           26,714       41,642

Equipment and furniture, net                                                             4,668        8,467
Investment in product development, net (Notes 3 and 6)                                   1,635        1,016
Other assets                                                                             1,696          812
                                                                                      --------     --------

Total assets                                                                          $ 34,713     $ 51,937
                                                                                      ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Short term debt                                                                    $  1,200     $     --
   Accounts payable                                                                      3,916        4,571
   Advance billings                                                                      1,431          300
   Accrued compensation and commissions                                                  3,478        6,157
   Accrued software license obligations                                                    674           --
   Other accrued liabilities                                                             1,853        3,067
   Dividends payable (Note 9)                                                            1,000          229
   Income taxes payable                                                                     --        5,997
   Deferred income taxes                                                                   993          797
   Current portion of capital lease obligations                                            287        1,161
   Current maturities of long term debt                                                  1,397           --
                                                                                      --------     --------

         Total current liabilities                                                      16,229       22,279

Capital lease obligations, net of current portion                                          483        1,976
Long term debt, net of current maturities                                                  491           --
Other long term liabilities                                                                166          180
                                                                                      --------     --------
Total liabilities                                                                       17,369       24,435
                                                                                      --------     --------

Commitments and contingencies (Notes 7 and 14)

Stockholders' equity
   Common stock, $.001 par value; 20,000 shares authorized;
   13,150 and 13,633 shares issued and outstanding                                          13           13
   Additional paid in capital                                                           23,310       24,539
   Treasury stock, at cost (108 in 1997 and 112 in 1998)                                (2,971)      (3,034)
   Cumulative comprehensive income (loss)                                                   90         (120)
   Retained earnings (deficit)                                                          (3,098)       6,104
                                                                                      --------     --------

         Total stockholders' equity                                                     17,344       27,502
                                                                                      --------     --------

Total liabilities and stockholders'
equity                                                                                $ 34,713      $51,937
                                                                                      ========     ========


    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1996            1997            1998
                                                  ---------       ---------       ---------
Revenue
   Knowledge Consulting                           $  20,734       $  48,851       $  96,310
   Information Services                               6,001           7,378          12,811
   Knowledge Transfer                                    --           1,619           3,128
   International                                      1,042           2,596           2,295
                                                  ---------       ---------       ---------

              Total revenue                          27,777          60,444         114,544

Direct costs                                         15,889          34,435          65,957
                                                  ---------       ---------       ---------

Gross margin                                         11,888          26,009          48,587

General, administrative and selling expenses         10,736          24,102          32,476

Non-recurring charges (Notes 2 and 3)                    --           4,024             757
                                                  ---------       ---------       ---------

Income (loss) from operations                         1,152          (2,117)         15,354
                                                  ---------       ---------       ---------

Other income (expense)
   Interest expense                                    (195)           (471)           (424)
   Other income, net                                    583             415             193
                                                  ---------       ---------       ---------

         Total other income (expense)                   388             (56)           (231)
                                                  ---------       ---------       ---------


Income (loss) before income tax                       1,540          (2,173)         15,123
Income tax provision                                     15             700           5,921
                                                  ---------       ---------       ---------

Net income (loss)                                 $   1,525       $  (2,873)      $   9,202
                                                  =========       =========       =========

Earnings (loss) per share-basic                   $    0.14       $   (0.22)      $    0.69
                                                  =========       =========       =========

Earnings (loss) per share-diluted                 $    0.13       $   (0.22)      $    0.69
                                                  =========       =========       =========

Weighted average shares outstanding-basic            11,110          12,772          13,347
                                                  =========       =========       =========

Weighted average shares outstanding-diluted          11,719          12,772          13,412
                                                  =========       =========       =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                     1996            1997            1998
                                                    -------         -------         -------
Net Income (loss)                                   $ 1,525         $(2,873)        $ 9,202
Other comprehensive income - foreign
currency translation adjustments                         --              90            (210)
                                                    -------         -------         -------
Comprehensive income (loss)                         $ 1,525         $(2,783)        $ 8,992
                                                    =======         =======         =======

    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                    Common Stock     Additional              Cumulative   Retained
                                                   ----------------   Paid in    Treasury  Comprehensive  Earnings
                                                    Shares        $   Capital      Stock    Income(loss) (Deficit)  Total
                                                    ------        -   -------      -----    ------------ ---------  -----
Balance at December 31, 1995                         8,021       $ 8  $  1,868         --         --      $(259)  $  1,617

Issuance of common stock:
  Exercise of warrants                                 138        --        --         --         --         --         --
  Secondary public offering                          3,993         4    18,639         --         --         --     18,643
  Exercise of options                                  330        --       220         --         --         --        220
Stock issue cost                                        --        --    (2,358)        --         --         --     (2,358)
Acquisition of treasury stock in connection with
   exercise of options                                  --        --        --        (83)        --         --        (83)
Distributions to Pyramid stockholder                    --        --        --         --         --       (363)      (363)
Net income                                              --        --        --         --         --      1,525      1,525
                                                  --------  --------  --------   --------              --------   --------

Balance at December 31, 1996                        12,482  $     12  $ 18,369   $    (83)        --   $    903   $ 19,201

Issuance of common stock:
   Issuance of shares                                   36        --       500         --         --         --        500
   Exercise of warrants                                266        --     2,772         --         --         --      2,772
   Exercise of options                                 366         1       657         --         --         --        658
Income tax benefit from stock options                   --        --       497         --         --         --        497
Acquisition of treasury stock in connection with
   exercise of options and warrants                     --        --        --     (2,888)        --         --     (2,888)
Capital Contribution                                    --        --        67         --         --         --         67
Compensation expense recognized on issuance of
   options                                              --        --       448         --         --         --        448
Declared dividends to Pyramid stockholder               --        --        --         --         --     (1,128)    (1,128)
Other comprehensive income                              --        --        --         --         90         --         90
Net loss                                                --        --        --         --         --     (2,873)    (2,873)
                                                  --------  --------  --------   --------   --------   --------   --------

Balance at December 31, 1997                        13,150  $     13  $ 23,310   $ (2,971)  $     90   $ (3,098)  $ 17,344

Issuance of common stock:
  Exercise of options                                  466        --       945         --         --         --        945
  Exercise of warrants                                  17        --       186         --         --         --        186
Compensation expense recognized on issuance of
   options                                              --        --        98         --         --         --         98
Acquisition of treasury stock in connection with
   exercise of options                                  --        --        --        (63)        --         --        (63)
Other comprehensive loss                                --        --        --         --       (210)        --       (210)
Net income                                              --        --        --         --         --      9,202      9,202
                                                  --------  --------  --------   --------   --------   --------   --------
Balance at December 31, 1998                        13,633  $     13  $ 24,539   $ (3,034)  $   (120)  $  6,104   $ 27,502
                                                  ========  ========  ========   ========   ========   ========   ========

    The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1997       1998
                                                                                 --------   --------   --------
Cash flows from operating activities:
   Net income (loss)                                                             $  1,525   $ (2,873)  $  9,202
   Adjustments to reconcile net income to net cash provided (used) by operating activities
   Depreciation and amortization                                                      517      1,558      4,391
   Deferred income tax  provision (benefit)                                           (75)       680        (96)
   Compensation expense on stock options                                               --        448         98
   Non-cash portion of non-recurring charges                                           --
                                                                                       --      1,373         --
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                              (5,469)   (10,165)   (18,146)
      Decrease (increase) in prepaid and other current assets                        (979)       252     (2,999)
      Increase (decrease) in advance billings                                         457        319     (1,131)
      Increase in accounts payable                                                    910      2,639        655
      Increase in accrued compensation and commissions                                488      2,662      2,679
      Increase in income taxes payable                                                 --         --      5,997
      Increase (decrease) in accrued software license obligations                     239        435       (674)
      Increase in accrued liabilities                                                 224      1,067      1,213
   Other                                                                              (21)       228        727
                                                                                 --------   --------   --------

Net cash provided (used) by operating activities                                   (2,184)    (1,377)     1,916
                                                                                 --------   --------   --------

Cash flows from investing activities:
   Purchase of investment securities                                              (10,197)        --         --
   Proceeds from sale of investment securities                                        752      7,691        986
   Purchase of equipment and furniture                                             (1,195)    (3,181)    (3,588)
   Investment in product development                                               (1,255)    (2,001)       (52)
   Other                                                                              (36)    (1,469)        --
                                                                                 --------   --------   --------
Net cash provided (used) by investing activities                                  (11,931)     1,040     (2,654)
                                                                                 --------   --------   --------

Cash flows from financing activities:
   Proceeds from short term debt                                                      300        701         --
   Proceeds from issuance of long term debt                                            --      1,150         --
   Net proceeds from issuance of common stock                                      16,422      1,041      1,068
   Payment of capital lease obligations                                                --        (87)      (429)
   Distributions to Pyramid stockholder                                              (363)      (128)      (771)
   Repayment of notes payable                                                         790       (235)    (3,088)
   Decrease in advances from factor                                                  (824)        --         --
   Payment of accrued preferred stock dividends                                       (70)        --         --
                                                                                 --------   --------   --------
Net cash provided (used) by financing activities                                   16,255      2,442     (3,220)
                                                                                 --------   --------   --------

Net increase (decrease) in cash and cash equivalents                                2,140      2,105     (3,958)

Cash and cash equivalents, beginning of year                                          489      2,629      4,734
                                                                                 --------   --------   --------

Cash and cash equivalents, end of year                                           $  2,629   $  4,734   $    776
                                                                                 ========   ========   ========

Cash paid during the year for:
     Interest                                                                    $    190   $    407   $    427
     Income tax                                                                  $     69   $     55   $     45

Non cash investing and financing activities:
     Equipment acquired under capital lease                                      $     --   $    985   $  2,796


The accompanying notes are an integral part of these financial statements

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Data Dimensions, Inc., a Delaware corporation, and its subsidiaries ("Data Dimensions" or the "Company"). As more fully described in Note 2, the Company acquired Pyramid Information Services, Inc. in 1997 and ST Labs, Inc. in 1998. Both transactions were business combinations accounted for as a pooling of interests. The historical financial statements for periods prior to consummation of the business combinations have been restated as though the companies had been combined for all periods presented.

Description of Business - The Company conducts its business through four operating divisions as follows:

o Knowledge Consulting provides expertise in planning and implementation to resolve complex, enterprise-wide business issues, which, to date, has involved primarily Year 2000 consulting services to customers located in the United States.
o Information Services provides system outsourcing and enterprise testing services through its multi-platform data center. In addition, the division offers facilities management, network design and administration, and production overflow capabilities.
o Knowledge Transfer provides products and services to transfer methods, processes, techniques and knowledge to the Company's clients, personnel, licensees and subsidiaries. The transfer is supported through three venues: CD-ROM/Internet process system (Ardes 2k), third party vendor Internet-based Year 2000 compliancy database (Interactive Vendor Review), and instructor-led training.
o International offers the Company's technology throughout the world on a fee- and royalty- basis to suppliers of consulting services. In addition, in the United Kingdom, the Company provides direct services and products for all of the Company's divisions.

Foreign Operations - During 1996, the Company commenced operations in Ireland through its wholly-owned subsidiary, Data Dimensions Ireland Limited. During 1997, the Company commenced operations in the United Kingdom through its wholly-owned subsidiary, Data Dimensions (UK) Limited. The financial results of Data Dimensions Ireland Limited is included in Knowledge Consulting and Data Dimensions (UK) Limited is included in International.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk include primary cash and cash equivalents, investment securities, and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions; at times deposits exceed federally-insured limits. The Company places its cash equivalents and investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one issuer. Accounts receivable consists of account balances due from several relatively large companies dispersed primarily across the United States, with no significant geographic concentration, and industry concentrations in financial institutions and health care. The Company performs ongoing credit evaluations of its customer's financial condition and generally requires no collateral from its customers.

Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Disclosures - Recorded amounts of cash and cash equivalents, investment securities, receivables, prepaid expenses and other current assets, capital lease obligations, long term debt, accounts payable and other amounts included in current liabilities meeting the definition of financial instruments approximate fair value.

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

Deferred Expenses - Certain costs incurred in connection with providing computer mainframe outsourcing services are deferred and recognized over the period services are provided. Recurring costs deferred for existing customers, primarily software license fees, are recorded in prepaid expenses and are typically recognized over 12 months. Costs deferred for new customers, primarily installation and conversion costs, are included in other assets and are recognized over service contract lives of up to five years.

Equipment and Furniture - Equipment and furniture are stated at cost and are depreciated for book purposes utilizing straight-line methods over estimated useful lives of 3 to 5 years. Assets are depreciated for tax purposes using various accelerated methods. Leasehold improvements are amortized over the lesser of the lease term, or useful lives. Repairs and maintenance expenditures are expensed as incurred.

Investment in Product Development - Costs related to conceptual formulation and design of Company products are expensed as incurred. Costs incurred subsequent to establishment of technological feasibility, but prior to the product being available for general release to customers, are capitalized and amortized over estimated productive lives, which range from two to three years. The Company evaluates its investment in product development as events or changes in circumstances may arise, for the purpose of determining whether the carrying amount of such assets may exceed the net realizable value of the products. In the event that capitalized costs of a product exceed the estimated net realizable value of the product, such excess amount is expensed.

Capitalized Software - Included in equipment and furniture are direct costs of computer software developed or obtained for internal use. Costs incurred are capitalized and amortized over periods not exceeding three years.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

Grant Accounting - The Company's subsidiary in Ireland has received an employment grant from the Industrial Development Authority of Ireland. Employment grants, which relate to employee hiring and training, are recognized as a reduction of expense during the period in which the related expenditures are incurred by the Company.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pre-Operating and Start-up Costs - Pre-operating and start-up costs incurred in connection with the organization and development of new business activities are expensed as incurred and are included in general, administrative and selling expenses. During 1997, such costs were incurred in connection with establishing a consulting services subsidiary in the United Kingdom and a software factory/solution center in the United States. Similar costs were incurred to establish solution centers in 1998 and 1996. The AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up" (SOP 98-5) in 1998. The Company's accounting of start-up costs is consistent with the treatment required by SOP 98-5.

Income Taxes - Deferred taxes are provided for temporary differences in the basis of assets and liabilities for financial reporting and tax purposes. To the extent that it is not considered to be more likely than not that all of the Company's deferred tax assets will be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated net realizable value.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma net income and earnings per share are presented in Note 9 on the basis as if compensation had been determined pursuant to SFAS 123.

Earnings Per Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), issued in February 1997, requires presentation of earnings per share on a basic and diluted earnings per share basis. Earnings per share for prior periods presented have been restated to reflect the adoption of SFAS 128.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the number of shares utilized as the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. See Note 13 for additional disclosure.

Segment Reporting - The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in 1998. SFAS 131 requires disclosures of the Company's segments based on how information is reported to management. See Note 12 for disclosure regarding the Company's segments.

Impact of Recently Issued Accounting Pronouncements - Recently issued accounting standards having relevant applicability to the Company consist of Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" each of which relates to software revenue recognition requirements. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

Reclassifications - Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS

ST LABS, INC.
In August 1998, the Company completed the acquisition of ST Labs, Inc. ("ST Labs"), in which the Company acquired all of the outstanding Common Stock of ST Labs in exchange for approximately 515,000 shares of Data Dimensions Common Stock. In addition, the Company assumed all options outstanding under ST Labs' Option Plans. If fully exercised, such options will result in the issuance of approximately an additional 158,000 shares of the Company's Common Stock. The value of the Company's shares exchanged in the merger, combined with the shares issuable under the Option Plans, was approximately $9.7 million at the time of the merger. ST Labs provides information technology services to its customers including recruiting contract test engineers, test automation training, and software testing in its own or customer locations, and testing facilities management. As a result of the transaction, ST Labs became a wholly-owned subsidiary of the Company.

The business combination was accounted for as a pooling of interests for accounting and financial reporting purposes. Consequently, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented. These restated results of operations are not necessarily indicative of results to be expected in the future.

All fees and expenses related to the business combination and to the consolidation of the combining companies have been expensed as required under the pooling of interests accounting method and included in non-recurring charges in the Consolidated Statements of Operations. Such fees and expenses approximated $757,000 and were comprised of direct transaction costs and the expense of consolidating and integrating the combined companies.

A reconciliation of results of operations for the separate companies through the calendar quarter immediately preceding the business combination is as follows (in thousands):

                                   Years Ended December 31,
                                 -------------------------    Six
                                                          Months Ended
                                    1996         1997     June 30, 1998
                                  --------     --------   -------------
                                                           (Unaudited)
Revenues
           Data Dimensions(1)     $ 20,836     $ 47,457     $ 41,561
           ST Labs                   6,941       12,987        6,800
                                  --------     --------     --------
               Combined           $ 27,777     $ 60,444     $ 48,361
                                  ========     ========     ========
Net Income (loss)
           Data Dimensions(1)     $  1,633     $     19     $  3,018
           ST Labs                    (108)      (2,892)        (615)
                                  --------     --------     --------
               Combined           $  1,525     $ (2,873)    $  2,403
                                  ========     ========     ========


(1) Prior period amounts for Data Dimensions have been restated to reflect the 1997 merger with Pyramid, explained below.

PYRAMID INFORMATION SERVICES, INC.
In November 1997, the Company acquired all of the outstanding Common Stock of Pyramid Information Services, Inc. ("Pyramid") in exchange for approximately 540,000 shares of Data Dimensions Common Stock. As a result of the transaction, Pyramid, a Los Angeles, California-based company that provides computer processing and management services to its customers, became a wholly-owned subsidiary of the Company and changed its name to Data Dimensions Information Services, Inc. ("DDIS").

The business combination was accounted for as a pooling of interests for accounting and financial reporting purposes. Consequently, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented. These restated results of operations are not necessarily indicative of results to be expected in the future.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS (CONTINUED)

All fees and expenses related to the business combination and to the consolidation of the combining companies have been expensed as required under the pooling of interests accounting method and included in non-recurring charges in the Consolidated Statements of Operations. Such fees and expenses approximated $764,000 and included commissions, professional fees and other costs associated with consolidating and integrating the combined companies.

Prior to the business combination, Pyramid was a Subchapter S Corporation for federal income tax purposes and accordingly, its taxable income was not taxed to the corporation, but directly to its shareholder. Upon acquisition by the Company, Pyramid is included in the Company's consolidated income tax group. In accordance with pooling of interests accounting the Company has recorded a provision for deferred income taxes of approximately $285,000 as of the transaction date, representing estimated future tax liabilities relating to the excess of future net taxable income for income tax purposes resulting primarily from cash basis accounting for tax purposes.

Results of operations for the separate companies through the calendar quarter immediately preceding the business combination are as follows (in thousands):


                                             Year Ended           Nine Months Ended
                                          December 31, 1996       September 30, 1997
                                          -----------------       ------------------
                                                                    (Unaudited)
Revenues
   Data Dimensions (1)                          $14,835                  $27,831
   Pyramid                                        6,001                    5,505
                                                -------                  -------
   Combined                                     $20,836                  $33,336
                                                =======                  =======

Net income
   Data Dimensions (1)                          $   947                  $ 2,454
   Pyramid                                          686                      502
                                                -------                  -------
   Combined                                     $ 1,633                  $ 2,956
                                                =======                  =======

(1) Prior period amounts for Data Dimensions have not been restated to reflect the 1998 merger with ST Labs.

NOTE 3  - NON-RECURRING CHARGES

In 1997 and 1998, the Company recorded in the Consolidated Statements of Operations non-recurring charges of $4.0 million and $757,000, respectively. The charge in 1998 of $757,000 before tax ($462,000 after tax) was for merger related costs associated with the business combination with ST Labs in August 1998, as described in Note 2.

In 1997, the non-recurring charges, which had the effect of decreasing net income by $0.21 per diluted common share, comprised of asset write-down charges for impairment of long-lived assets, merger related costs and costs attributable to the Company's change in organization structure as follows (in thousands):

                                                  Before         After
                                                Income Tax     Income Tax
                                                ----------    -----------
    Asset write-downs                           $   2,641     $   1,611
    Merger related costs                              764           666
    Reorganization related costs                      619           378
                                                ---------     ---------

                    Total                       $   4,024     $   2,655
                                                =========     =========

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NON-RECURRING CHARGES (CONTINUED)

The Company continually reviews all components of its businesses for possible improvement of future profitability through acquisition, divestiture, reengineering or restructuring. During the fourth quarter of 1997, after completion of alternative analyses and testing, the Company decided to modify its plan to utilize certain capitalized software obtained for internal use in the Knowledge Consulting division and determined the Company's strategy no longer envisioned utilizing this software. As a result, the Company recorded an asset write-down for impairment of value of approximately $1.1 million, the full amount of such capitalized costs. Additionally, as more fully described in Note 6, the Company recorded an investment in product development asset write-down of approximately $1.5 million.

The merger related costs were associated with the business combination with Pyramid in November 1997, as described in Note 2.

In July 1997, the Company announced the commencement of a major change in organizational structure to position the Company to manage the rapid growth of its millennium consulting business and its expansion into new areas. As a result, the Company developed its Knowledge Consulting, Knowledge Transfer and International divisions. During the next several months personnel changes were put into effect, and the Company consolidated its separate business locations, which involved a move of corporate offices. Costs incurred in connection with this reorganization consist primarily of personnel related costs, substantially all of which were paid in 1997.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $387,000 and $1.4 million at December 31, 1997 and December 31, 1998, respectively. Included in accounts receivable are costs and accrued revenue in excess of amounts billed at the balance sheet date, relating primarily to services provided to customers which have been subsequently billed. Such unbilled amounts approximated $4.8 million and $8.6 million at December 31, 1997 and December 31, 1998, respectively. Included in prepaid expenses and other current assets at December 31, 1997 and December 31, 1998 are approximately $256,000 and $556,000, respectively, of amounts retained by customers in accordance with contract terms. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under advance billings.

NOTE 5 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The Company's investment securities are diversified among high credit quality, investment grade debt instruments in accordance with the Company's investment policy. Investment securities are primarily U.S. corporate debt securities and are generally due in one year or less. The market value of investment securities approximated book value at December 31, 1997. The Company held no investment securities at December 31, 1998.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-LIVED ASSETS

Equipment and furniture consists of the following at December 31 (in thousands):

                                        1997             1998
                                      --------        ---------
Computers and equipment               $  5,832        $  11,622
Furniture and fixtures                     770            1,135
Leasehold improvements                     279              292
                                      --------        ---------
                                         6,881           13,049
Accumulated depreciation                (2,213)          (4,582)
                                      --------        ---------
Equipment and furniture, net          $  4,668        $   8,467
                                      ========        =========

Computers and equipment include equipment under capital lease of approximately $985,000 and related accumulated amortization of $157,000 at December 31, 1997 and $3.8 million and related accumulated amortization of $454,000 at December 31, 1998.

The Company, through Knowledge Transfer, capitalized product development costs of approximately $2.0 million and $52,000 in 1997 and 1998, respectively. During the fourth quarter of 1997, the Company recorded an asset write-down of approximately $1.5 million of its investment in Ardes 2k product development, the amount by which capitalized costs exceeded the related asset's estimated net realizable value. Investment in product development consists of the following at December 31 (in thousands):

                                                1997            1998
                                              -------         -------
Ardes 2k                                      $ 1,013         $ 1,013
Vendor Review                                     743             795
                                              -------         -------
                                                1,756           1,808
Accumulated amortization                         (121)           (792)
                                              -------         -------
Investment in product development, net        $ 1,635         $ 1,016
                                              =======         =======

NOTE 7 - LEASES

The Company leases facilities and certain equipment under operating leases, some of which contain renewal options. Rent expense was $999,000, $2.7 million and $2.6 million in 1996, 1997 and 1998, respectively. The Company has entered into agreements for lease of certain computer equipment, which are accounted for as capital leases. One of the Company's stockholders (the former Pyramid stockholder) has personally guaranteed certain capital lease obligations. Future annual minimum commitments under leases with non-cancellable terms in excess of one year at December 31, 1998, which have not been reduced by minimum sublease revenue of $558,000, are as follows (in thousands):


                                         OPERATING         CAPITAL
                                          LEASES            LEASES
                                         --------         ---------
     1999                                $  4,099         $  1,361
     2000                                   3,193            1,304
     2001                                   3,043              788
     2002                                   2,484               --
     2003                                     726               --
                                          -------         --------
     Total minimum payments              $ 13,545            3,453
                                         ========
     Amounts representing interest                            (316)
                                                          --------
                                                             3,137
     Current portion                                         1,161
                                                          --------
     Non-current portion                                  $  1,976
                                                          ========

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The income tax provision consists of the following for the years ended December 31 (in thousands):

                                     1996           1997          1998
                                    ------         ------        ------
Current provision
 Federal                            $   --         $   --        $4,995
 State                                  90             10           744
 Foreign                                --             10           182
                                    ------         ------        ------
                                        90             20         5,921
Deferred provision (benefit)           (75)           680            --
                                    ------         ------        ------
 Income tax provision               $   15         $  700        $5,921
                                    ======         ======        ======

The Company recorded deferred income tax benefits in 1996 resulting from utilization of net operating loss carryforwards and the related decrease in the deferred tax asset valuation allowance.

The income tax provision for the years ended December 31 differed from amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):

                                                                     1996            1997            1998
                                                                    -------         -------         -------
Tax at U.S. federal income tax rate                                 $   524         $  (739)        $ 5,142
Effect of merger costs                                                   --             174             249
Effect of Pyramid Sub-S status, including  the $285,000
    provision relating to Sub-S termination in 1997 (Note 2)           (233)            127              --
State income tax                                                        150              36             744
Change in valuation allowance                                          (450)            904             499
Foreign differences, net                                                 19              33            (410)
Non-deductible expenses                                                  --              92             115
Other, net                                                                5              73            (418)
                                                                    -------         -------         -------
Income tax provision                                                $    15         $   700         $ 5,921
                                                                    =======         =======         =======


Deferred income taxes are comprised of the following at December 31 (in thousands):

                                                  1997            1998
                                                -------         -------
Deferred tax assets:
    Operating loss carryforwards                $ 1,840         $ 1,407
    Tax-book depreciation                            71             265
    Allowance for doubtful accounts                  --             484
    Other                                           237             391
                                                -------         -------
       Total deferred income taxes                2,148           2,547
    Valuation allowance                            (908)         (1,407)
                                                -------         -------
       Net deferred tax assets                    1,240           1,140
                                                -------         -------
Deferred tax liabilities:
    Pyramid cash basis reporting for tax           (353)             --
    Investment in product development              (640)           (396)
    Other                                            --            (401)
                                                -------         -------
      Total deferred tax liabilities               (993)           (797)
                                                -------         -------

      Net deferred income taxes                 $   247         $   343
                                                =======         =======

The Company has recorded net deferred income tax assets, including operating loss carryforwards. Realization of the operating loss carryforwards is dependent on generating sufficient taxable income prior to their expiration. Utilization of operating loss carryforwards following certain changes in ownership is subject to limitations, which may significantly diminish net operating loss carryforwards available to offset future taxable income. A valuation allowance has been established for these operating loss carryforwards. At December 31, 1998, the Company has net operating loss carryforwards available to offset future taxable income of approximately $3.6 million with expiration dates through 2018.

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

During 1996, warrants to purchase 50,000 shares of Common Stock at $0.72 per share were exercised, pursuant to which 45,839 shares of Common Stock were issued, the exercise price being paid in the form of a reduction in the number of shares received. The warrants were issued in 1991 in connection with promissory notes.

In connection with the Company's stock offering in April 1996, the Company issued to the representative of the underwriters of the offering a warrant to purchase 360,000 shares of Company Common Stock at an exercise price of $7.70 (165 percent of the public offering price), exercisable for a period of four years beginning one year from issuance. In June 1997, the Company issued 360,000 shares of its Common Stock pursuant to the cash-less exercise of this warrant and in connection therewith received from the warrant holder approximately 95,000 of such shares.

Prior to its business combination with the Company, Pyramid paid dividends to its sole shareholder in amounts approximating its taxable income and, in 1997, consistent with such normal pattern, declared and accrued a $1 million dividend. Accrued dividends are non-interest bearing.

The Company has incentive stock option plans pursuant to which options to purchase shares of the Company's Common Stock may be granted to employees, directors and consultants. The plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Options vest ratably over four or five year periods as provided for in each employee's option agreement, and generally expire in the fifth year after the options vest. In 1998 stock options for 400,000 shares were granted outside the Company's stock option plans. Included in this grant, options to purchase 350,000 shares vest ratably over four years and options to purchase 50,000 shares vest after one year. These options, which were issued to one individual upon the commencement of employment, expire five years after they vest. At December 31, 1998, there were approximately 129,000 shares reserved for options to be granted under the plans. The following summarizes stock options and warrants transactions (in thousands):

                                                                   PRICE PER              WEIGHTED
                                               SHARES                SHARE             AVERAGE EXERCISE
                                               ------              ---------           ----------------
Outstanding at December 31, 1995               1,457            $  0.25 to $ 2.00          $   0.78

      Granted                                    565            $  1.62 to $13.50          $   7.96
      Exercised                                 (474)           $  0.24 to $ 5.25          $   0.54
      Expired or canceled                        (42)           $  0.88 to $ 1.50          $   2.05
                                               -----

Outstanding at December 31, 1996               1,506            $  0.25 to $13.50          $   3.54

      Granted                                    560            $ 10.83 to $34.75          $  18.57
      Exercised                                 (774)           $  0.25 to $20.50          $   4.49
      Expired or canceled                       (151)           $  0.88 to $20.50          $   6.92
                                               -----

Outstanding at December 31, 1997               1,141            $  0.25 to $34.75          $  10.06

      Granted                                    990            $  8.31 to $17.44          $  13.67
      Exercised                                 (446)           $  1.62 to $17.25          $  12.09
      Expired or canceled                       (163)           $  0.87 to $33.56          $  10.04
                                               -----
Outstanding at December 31, 1998               1,522            $  0.25 to $34.75          $  14.89
                                               =====

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS (CONTINUED)

Information relating to stock options at December 31, 1998 is summarized by exercise price as follows (thousands of shares):

                             Outstanding                       Exercisable
                   ---------------------------------    -------------------------
                                Weighted Average
                             ----------------------
 Exercise Price                            Exercise              Weighted Average
   Per Share         Shares   Life (Year)   Price        Shares  Exercise Price
---------------     -------   ----------   --------     -------  ----------------
$ 0.25 to $ 2.00       52         5.1     $   1.45         23     $   1.52
$ 4.25 to $ 9.92       39         6.1     $   7.60         14     $   7.14
$10.13 to $14.88      786         6.9     $  12.80         14     $  12.46
$15.13 to $20.00      533         8.9     $  17.60         83     $  18.30
$20.50 to $29.87       97         5.6     $  24.27         38     $  24.32
$33.13 to $34.75       15         5.7     $  33.93          6     $  33.93
                     -----                                ---
$ 0.25 to $34.75     1,522        7.4     $  14.89        178     $  16.55
                     =====                                ===

The weighted average fair value of options granted for the years ended
December 31, 1996, 1997 and 1998 are $3.80, $8.99 and $10.08, respectively.
Stock options issued to employees generally have an exercise price not less than the fair value of the Company's Common Stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Some grants of stock options have been made at less than the fair value of the Company's Common Stock on the date of the grant and, accordingly, compensation expense has been recorded. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, would have been reduced to the pro forma amounts presented below (in thousands, except per share data):

                                                                 1996                1997           1998
                                                                 ----                ----           ----
              Net income (loss)
                 As reported                                $   1,525            $ (2,873)      $  9,202
                 Pro forma                                  $   1,403            $ (3,291)      $  8,021

              Earnings (loss) per share
                 As reported                                $    0.13            $  (0.22)      $   0.69
                 Pro forma                                  $    0.12            $  (0.26)      $   0.60

The fair market value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions:

                                                                 1996                1997           1998
                                                                 ----                ----           ----
                Expected life of options                      5 years             5 years        5 years
                Risk-free interest rate                          6.2%                6.2%           5.2%
                Dividend yield                                     0%                  0%             0%
                Expected volatility                               37%                 50%            96%

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) plans for those employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their compensation subject to IRS 401(k) limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Total contributions charged to expense for the plans approximated $39,000 in 1997 and $49,000 in 1998. There was no Company contribution in 1996.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE

In December 1997, the Company obtained a $5 million two-year, working capital, collateralized, revolving line of credit with a bank, which was increased to $10 million in 1998. The underlying revolving note bears interest at the bank's prime rate, or LIBOR-based variable rates. The agreement has financial covenants which require the Company to maintain certain minimum levels of, among others, tangible net worth and annual net income plus non-cash expenses. The Company was in compliance with the financial covenants at December 31, 1998.

NOTE 12 - SEGMENT REPORTING

The Company operates in four segments, of which two are reportable under the requirements of SFAS 131. The two reportable segments are Knowledge Consulting and Information Services. The description of these segments and the non-reportable segments is included in the description of business in Note 1.

The Company evaluates its performance and allocates resources based on income from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. The Company's reportable segments are managed separately because they provide different services to the customer.

                                        Knowledge        Information      Other
                                        Consulting         Services      Segments         Total
                                        ----------       ------------    --------         -----
1998
Revenue                                   $97,256           $12,138      $ 5,150         $114,544
Intersegment revenue                      $   487           $   673      $   311         $  1,471
Segment profit                            $26,964           $ 2,243      $(3,582)        $ 25,625

1997
Revenue                                   $48,851           $ 7,378      $ 4,215         $ 60,444
Segment profit                            $ 6,871           $   498      $  (797)        $  6,572
Writedown of long-lived assets            $ 1,100                --      $ 1,500         $  2,600

1996
Revenue                                   $20,734           $ 6,001      $ 1,042          $27,777
Segment profit                            $   839           $   686           --          $ 1,525

There were no intersegment transactions in 1997 or 1996. The Company does not record interest expense, interest income, depreciation, tax provision or assets by segment.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING (CONTINUED)

The total of the segment revenue and income before income taxes does not equal the consolidated results. The following table provides a reconciliation of segment results to the consolidated results (in thousands):

                                                           1996                  1997                1998
                                                           ----                  ----                ----
Revenue
External revenue for reportable segments                $26,735               $56,229            $109,394
Intersegment revenue for reportable segments                 --                    --               1,160
Other revenue                                             1,042                 4,215               5,150
Elimination of intersegment revenue                          --                    --              (1,160)
                                                        -------               -------            --------
Consolidated revenue                                    $27,777               $60,444            $114,544
                                                        =======               =======            ========

Income (loss) before income tax
Income from operations for reportable segments           $1,540                $8,069             $29,207
Other income or loss                                         --                  (797)             (3,512)
Unallocated amounts:
    Corporate general,
    administrative and selling                               --                (9,445)            (10,572)
                                                         ------               -------             -------
Consolidated income (loss) before income tax             $1,540               $(2,173)            $15,123
                                                         ======               =======             =======

Significant Customers
In 1998, one customer accounted for 22 percent of the Company's revenue. No single customer accounted for more than 10 percent of 1997 revenue and in 1996 one customer accounted for 13 percent of revenue.

Geographic Information
Revenue is generated primarily from customers in the United States. The revenue below is based on the location of the customer. No country outside of the United States represents a significant percent of the total.

                                                  1996                  1997                1998
                                                  ----                  ----                ----
United States                                  $26,735               $57,848            $112,249
Foreign                                          1,042                 2,596               2,295
                                               -------               -------            --------
Total                                          $27,777               $60,444            $114,544
                                               =======               =======            ========

NOTE 13 - EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), issued in February 1997, requires presentation of earnings per share on a basic and diluted earnings per share basis. Earnings per share for prior periods presented have been restated to reflect the adoption of SFAS 128. A reconciliation of the basic and diluted earnings per share to the shares used is as follows (in thousands, except per share amounts):

                                                                 1996                 1997                 1998
                                                                 ----                 ----                 ----
Weighted average shares outstanding-basic                      11,110               12,772             13,347
Weighted effect of dilutive
           options and warrants                                   609                   --                 65
                                                              -------              -------            -------
Weighted average shares outstanding-diluted                    11,719               12,772             13,412
                                                              =======              =======            =======
Net Income (loss)                                             $ 1,525              $(2,873)           $ 9,202
Basic earnings (loss) per share                               $  0.14              $ (0.22)           $  0.69
Diluted earnings (loss) per share                             $  0.13              $ (0.22)           $  0.69


                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EARNINGS PER SHARE (CONTINUED)

The Company's outstanding options and warrants have been considered utilizing the treasury stock method in calculating diluted earnings per share. There were zero, $1.1 million and 890,000 options outstanding at December 31, 1996, December 31, 1997 and December 31, 1998, respectively, that were anti-dilutive and excluded from the diluted share calculation.

As more fully described in Note 2, during 1998 and 1997 the Company issued approximately 515,000 and 540,000 shares, respectively, of its Common Stock in connection with business combinations accounted for as a pooling of interests. All share and per share data presented in these financial statements have been restated on the basis that these shares have been outstanding for all periods presented.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

During 1996, the Company's subsidiary in Ireland entered into a grant agreement with Ireland's Industrial Development Authority pursuant to which, under certain conditions, the Company may receive grant monies of up to 1.1 million Irish Pounds (approximately $1.8 million at December 31, 1998). During the years ended December 31, 1996, 1997 and 1998, the Company recognized grant monies of approximately $138,000, $124,000 and $272,000, respectively. Pursuant to terms of the grant the Company could have an obligation to repay grant funds in the event that the Company should discontinue its Irish operations prior to the commitment period provided for in the grant agreement, which expires in 2001.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED, EXCEPT FOR THE YEARS ENDED DECEMBER 31 DATA)

The following quarterly information is unaudited and has been restated to give effect to the business combinations accounted for on a pooling of interests basis, as described in Note 2 (in thousands, except per share data):

                                                                              1998
                                  ----------------------------------------------------------------------------------------------
                                                              Quarter Ended
                                  --------------------------------------------------------------------           Year Ended
                                      March 31        June 30         September 30         December 31           December 31
                                      --------        -------         ------------         -----------           -----------
Revenue                             $    21,230     $    27,131         $    34,448       $    31,735          $   114,544

Gross margin                             $9,383     $    11,480         $    15,057       $    12,667          $    48,587

Income from operations                   $1,527          $2,942              $6,242       $     4,643          $    15,354

Net income                                $ 873          $1,531              $3,948       $     2,850          $     9,202

Net income per share (b)                 $ 0.07          $ 0.11              $ 0.29       $      0.21          $      0.69


                                                                              1997
                                  -----------------------------------------------------------------------------------------
                                                              Quarter Ended
                                  ------------------------------------------------------------------           Year Ended
                                    March 31        June 30         September 30         December 31           December 31
                                    --------        -------         ------------         -----------           -----------
Revenue                           $ 11,407          $ 14,441             $17,648         $   16,948             $ 60,444

Gross margin                      $  4,702          $  6,865             $ 8,158         $    6,284             $ 26,009

Income (loss) from operations     $    141          $    882             $ 2,500         $   (5,640)            $ (2,117)

Net income (loss)                 $      8          $    384             $ 1,525         $   (4,790)(a)         $ (2,873)

Net income (loss) per share (b)   $   0.00          $   0.03             $  0.11         $    (0.37)(a)         $  (0.22)

(a) As more fully described in Notes 2 and 3, the fourth quarter of 1997 includes an approximately $2.65 million after tax provision for non-recurring charges and $285,000 provision for income taxes relating to deferred taxes recorded upon the acquired company's conversion from Subchapter S status. The total effect of these items on net income was $2.95 million, or $0.23 per share.

(b) Net income per share for the year will not necessarily equal the sum of the net income per share amounts for the quarters due to different weighting of the diluted shares outstanding.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1996, 1997 and 1998 (in thousands)

                                     Balance at       Charged to
                                    beginning of       costs and                     Balance at
          Description                  period           expenses     Deductions     end of period
          -----------               ------------      -----------    ----------     -------------
Allowance for Doubtful Accounts

Year ended December 31, 1996           $   65           $   98         $   34          $  129

Year ended December 31, 1997           $  129           $  367         $  109          $  387

Year ended December 31, 1998           $  387           $1,015         $    3          $1,399