Form 10-Q
period 1999-03-31
DATA DIMENSIONS INC
filed 1999-05-14
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission File Number              0-4748
                      --------------------------------

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

One Bellevue Center, 411 - 108th Avenue NE, Suite 2100, Bellevue, WA 98004
--------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (425) 688-1000
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

Common Stock: 13,641,463 shares as of April 30, 1999
--------------------------------------------------------------------------------

                              DATA DIMENSIONS, INC.
                                      Index


                                                                                                 Page
                                                                                                Number
                                                                                                ------

PART I - FINANCIAL INFORMATION.

     Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998.            3

         Consolidated Statements of Operations for the three month
            periods ended March 31, 1999 and 1998 (unaudited).                                       4

         Consolidated Statements of Comprehensive Income for the three month
            periods ended March 31, 1999 and 1998 (unaudited).                                       4

         Consolidated Statements of Cash Flows for the three month
            periods ended March 31, 1999 and 1998 (unaudited).                                       5

         Notes to Consolidated Financial Statements.                                                 6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                                          7

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk                              9

PART II - OTHER INFORMATION.

     Item 6.  Exhibits and Reports on Form 8-K.                                                      9


SIGNATURES                                                                                          10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   March 31,        December 31,
                                                                     1999               1998
                                                                 ------------       ------------
                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                     $        105       $        776
   Accounts receivable, net                                            34,941             36,876
   Prepaid and other current assets                                     2,499              2,850
   Deferred income taxes                                                1,260              1,140
                                                                 ------------       ------------
        Total current assets                                           38,805             41,642

Equipment and furniture, net                                            8,205              8,467
Investment in product development, net                                    806              1,016
Other assets                                                              788                812
                                                                 ------------       ------------
        Total assets                                             $     48,604       $     51,937
                                                                 ============       ============

Current liabilities:
   Current debt                                                  $        800       $       --
   Accounts payable                                                     4,389              4,571
   Advance billings                                                       196                300
   Accrued compensation and commissions                                 6,167              6,157
   Other accrued liabilities                                            3,101              3,067
   Dividends payable                                                     --                  229
   Current portion of capital lease obligations                         1,263              1,161
   Income taxes payable                                                   891              5,997
   Deferred income taxes                                                  797                797
                                                                 ------------       ------------
        Total current liabilities                                      17,604             22,279

Capital lease obligations, net of current portion                       1,778              1,976
Other long term liabilities                                               183                180
                                                                 ------------       ------------
Total liabilities                                                      19,565             24,435
                                                                 ------------       ------------

Commitments and contingencies (Note 2 )

Stockholders' equity:
   Common stock, $.001 par value; 20,000 shares
       authorized; 13,532 and 13,521 outstanding                           13                 13
   Additional paid in capital                                          24,579             24,539
   Treasury stock, at cost, 112 shares in 1999 and 1998                (3,034)            (3,034)
   Retained earnings                                                    7,646              6,104
   Cumulative comprehensive loss                                         (165)              (120)
                                                                 ------------       ------------
        Total stockholders' equity                                     29,039             27,502
                                                                 ------------       ------------
    Total liabilities and stockholders' equity                   $     48,604       $     51,937
                                                                 ============       ============


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Month Periods Ended March 31,
                                                      ------------------------------------
                                                         1999                      1998
                                                      ----------                ----------
Revenue
  Field consulting                                    $   24,087                $   15,126
  Outsourcing services                                     4,226                     1,930
  Test centers                                             3,163                     3,315
  Other                                                      742                       859
                                                      ----------                ----------
              Total revenue                               32,218                    21,230

Direct costs                                              19,512                    11,847
                                                      ----------                ----------

Gross margin                                              12,706                     9,383

General, administrative and selling expenses              10,100                     7,856
                                                      ----------                ----------

Income from operations                                     2,606                     1,527

Other income (expense)                                       (78)                      (29)
                                                      ----------                ----------

Income before income tax                                   2,528                     1,498

Income tax provision                                         986                       625
                                                      ----------                ----------

Net income                                            $    1,542                $      873
                                                      ==========                ==========

Earnings per share-basic                              $     0.11                $     0.07
                                                      ==========                ==========
Earnings per share-diluted                            $     0.11                $     0.07
                                                      ==========                ==========

Weighted average shares outstanding-basic                 13,530                    13,170
                                                      ==========                ==========
Weighted average shares outstanding-diluted               13,557                    13,408
                                                      ==========                ==========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


Net Income                                           $    1,542                   $      873
Other comprehensive income (loss) - foreign
       currency translation adjustments                     (45)                         102
                                                     ----------                   ----------

Comprehensive income                                 $    1,497                   $      975
                                                     ==========                   ==========


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                    Three Month Periods Ended March 31,
                                                                    ------------------------------------
                                                                        1999                    1998
                                                                    ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $      1,542            $        873
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
       Depreciation and amortization                                       1,478                     887
       Deferred income tax provision (benefit)                              (120)                    625
       Other non cash items                                                   24                    --
       Changes in certain operating assets and liabilities
         Decrease in accounts receivable                                   1,935                     816
         Decrease in prepaid and other assets                                 96                      20
         Decrease in accounts payable                                       (182)                   (650)
         Decrease in advanced billings                                      (104)                 (1,199)
         Increase (decrease) in accrued compensation and
               commissions                                                    10                    (383)
         Decrease in income taxes payable                                 (5,106)                   --
       Other                                                                 252                    (122)
                                                                    ------------            ------------
Net cash provided (used) by operating activities                            (175)                    867
                                                                    ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and sales of investments                                         --                       986
Purchases of equipment and furniture                                        (802)                 (1,037)
Investment in product development                                           --                       (26)
                                                                    ------------            ------------
Net cash used by investing activities                                       (802)                    (77)
                                                                    ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term debt                                                800                     247
Payment of capital lease obligations                                        (281)                    (70)
Distribution to shareholder                                                 (229)                   --
Repayment of note payable                                                   --                       (44)
Proceeds from issuance of common stock                                        16                     241
                                                                    ------------            ------------
Net cash provided by financing activities                                    306                     374
                                                                    ------------            ------------

Net increase (decrease) in cash and cash equivalents                        (671)                  1,164

Cash and cash equivalents, beginning of period                               776                   4,733
                                                                    ------------            ------------

Cash and cash equivalents, end of period                            $        105            $      5,897
                                                                    ============            ============

Cash paid during the period for:
    Interest                                                        $        105            $        118
    Income taxes                                                    $      6,114            $       --
Non-cash investing and financing activities:
    Equipment acquired under capital lease                          $        185            $       --


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

The consolidated financial statements present the consolidated financial position and results of operations of Data Dimensions, Inc. and its subsidiaries, ("Data Dimensions" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.

In August 1998, the Company acquired ST Labs, Inc. in a business combination accounted for as a pooling of interests. The historical financial statements for periods prior to consummation of the business combination have been restated as though the companies had been combined for all periods presented.

The financial information included herein for the three month periods ended March 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from the Company's audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1998 Annual Report on Form 10-K.

The results of operations for the 1999 interim period presented are not necessarily indicative of the results to be expected for the year ended December 31, 1999 or any future interim period, and the Company makes no representation related thereto.

Certain amounts have been reclassified in the prior period financial statements to conform with the current year presentations.

NOTE 2: Contingencies

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

NOTE 3: Reconciliation of Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                           1999             1998
                                                                       ------------     ------------
Weighted average shares outstanding -- Basic                                 13,530           13,170
Dilutive common stock options using the treasury stock method                    27              238
                                                                       -----------------------------
Weighted average shares outstanding -- Diluted                               13,557           13,408
                                                                       =============================

Net income                                                             $      1,542     $        873
                                                                       =============================

Earnings per share - basic                                             $       0.11     $       0.07
                                                                       =============================
Earnings per share - diluted                                           $       0.11     $       0.07
                                                                       =============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 1998 Annual Report on Form 10-K.

Results of Operations

Revenue of $32.2 million in the quarter ended March 31, 1999 increased 52 percent over the revenue of $21.2 million in the quarter ended March 31, 1998. In the first quarter of 1999, the Company re-organized its operations to better align with the market segments that it serves. As a result, revenue is now being reported in four segments; field consulting, outsourcing services, test centers and other. Field consulting, which consists of time billed by consultants, increased 59 percent over the first quarter of 1998 and accounted for 75 percent of revenue in the first quarter of 1999. Outsourcing services, which consists of computer hardware and application outsourcing, increased 119 percent and accounted for 13 percent of revenue. Test centers, which consists of testing services, quality assurance and training, decreased 5 percent from the first quarter of 1998 and accounted for 10 percent of revenue. Other includes product sales and international license royalties, which declined 14 percent from the quarter ended March 31, 1998. Approximately 80 percent of the revenue in the quarter ended March 31, 1999 was related to Year 2000 remediation.

Direct costs increased 65 percent in the quarter ended March 31, 1999 over the quarter ended March 31, 1998. This resulted in gross margin, as a percent of revenue, decreasing from 44 percent in the quarter ended March 31, 1998 to 39 percent in the quarter ended March 31, 1999. The increase in direct costs was related to growth in outsourcing services where the gross margin is typically lower than the other areas. In addition, in 1999, subcontractors, which typically generate lower gross margins than employees of the Company, were used significantly more than in 1998 to support the level of field consulting business. Subcontractors were used to supplement specific skills and to support projects where permanent employees had not yet been hired.

General, administrative and selling costs increased 29 percent in the quarter ended March 31, 1999 over the quarter ended March 31, 1998. Some of the reasons for the increase were higher marketing costs, internal training costs and an increase in the number of employees. As a percent of revenue, general, administrative and selling costs decreased from 37 percent to 31 percent compared to last year. Although the Company continues to invest in the infrastructure to support the Company's business, it is doing so at a slower rate than the growth in revenue.

The Company's annual effective tax rate for the quarter ended March 31, 1999 was
39.0 percent compared to 41.7 percent for the quarter ended March 31, 1998. The improvement in the tax rate is due to the utilization of net operating loss carryforwards in the current year.

Liquidity and Capital Resources

The Company utilized its line of credit during the quarter to fund a significant federal income tax payment. The borrowing was paid down to $800,000 at the end of the quarter. Accounts receivable decreased $1.9 million and the days sales outstanding (DSO) decreased from 105 days in the fourth quarter of 1998 to 98 days in the first quarter of 1999.

Working capital increased $1.8 million, primarily as a result of paying the federal tax liability.

The Company anticipates that it will be able to meet its cash requirements through cash generated by operations and occasional, short term use of its line of credit.

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

The task force has divided the Company's Year 2000 project into three major phases: (1) assessment and planning; (2) implementation; and (3) verification and contingency planning. The Company is currently in the implementation phase of the project. To date, this has not revealed any information which indicates that the magnitude of the Company's Year 2000 problem is material. During the implementation phase of the project, the Company will replace obsolete systems and update (or repair) the hardware, applications and data so they are Year 2000 compliant. During the verification and contingency planning phase of the project, the Company will perform acceptance testing and review the results to determine that the updated applications are ready to return to production as well as remove any unused and outdated hardware and software, and migrate the various systems to production status. Based on information compiled to date, the Company expects to substantially complete its compliance project, as outlined above, by mid-1999.

In addition to its own compliance efforts, the Company is conducting an assessment of the third parties with which it has material relationships to determine if they are Year 2000 compliant. The Company has contacted its key vendors and suppliers by the distribution of questionnaires. A majority of the vendors and suppliers have responded to the questionnaire with assurance that they will be Year 2000 compliant. The Company is in the process of developing contingency plans for those vendors and suppliers that will not be fully Year 2000 compliant.

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

Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 1998 Annual Report in Form 10-K contains certain forward-looking statements, including, among others (i) the potential extent of the millennium problem and the anticipated growth in the millennium consulting market; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategies for expanding its presence in the computer services industry and positioning itself for non-millennium and post-2000 markets; and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, some of which are described in the Issues and Uncertainties section of the discussion and analysis included in the Company's 1998 Annual Report on Form 10-K. The Company does not provide forecasts of future financial performances. While Company management is optimistic about the Company's long-term prospects, these issues and uncertainties, among others, should be considered. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the millennium consulting market;
(ii) changes in external competitive market conditions that might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) the Company's ability to profitably market and sell its Knowledge Transfer products; (v) changes in the Company's business strategies or an inability to execute its strategies due to unanticipated changes in the millennium consulting market; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K will, in fact, transpire.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

       Not Applicable.

PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

       (a) The following exhibits are filed as a part of this report, and this list is intended to constitute the exhibit index:

       Exhibit No.

           27.    Financial Data Schedule

       (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           Data Dimensions, Inc.
                           (Registrant)


       May 13, 1999          /s/ Gordon A. Gardiner
       ------------        ----------------------------------------------------
       Date                      Gordon A. Gardiner, Executive Vice President,
                           Chief Financial Officer and Secretary (Principal
                           Financial and Accounting Officer.)