Form 10-Q
period 1999-06-30
DATA DIMENSIONS INC
filed 1999-08-13
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1999
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -----------------------

Commission File Number              0-4748
                      -------------------------------

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

YES [X]  NO [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
          Common Stock: 13,641,463 shares as of July 31, 1999
     --------------------------------------------------------------

                              DATA DIMENSIONS, INC.
                                      Index


                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I - FINANCIAL INFORMATION.

     Item 1.  Consolidated Financial Statements.

        Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998.       3

        Consolidated Statements of Operations for the three month and six month
           periods ended June 30, 1999 and 1998 (unaudited).                                  4

        Consolidated Statements of Comprehensive Income for the three month and
           six month periods ended June 30, 1999 and 1998 (unaudited).                        4

        Consolidated Statements of Cash Flows for the six month periods ended
           June 30, 1999 and 1998 (unaudited).                                                5

        Notes to Consolidated Financial Statements.                                           6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                                    7

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                      9

PART II - OTHER INFORMATION.

     Item 4.  Submission of Matters to a Vote of Security Holders.                           10

     Item 6.  Exhibits and Reports on Form 8-K.                                              10


SIGNATURES                                                                                   11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                             June 30,      December 31,
                                                               1999           1998
                                                            -----------    -----------
                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                 $     3,464    $       776
  Accounts receivable, net                                       32,122         36,876
  Prepaid and other current assets                                2,330          2,850
  Deferred income taxes                                           1,622          1,140
                                                            -----------    -----------
       Total current assets                                      39,538         41,642

Equipment and furniture, net                                      7,691          8,467
Investment in product development, net                              597          1,016
Other assets                                                        670            812
                                                            -----------    -----------
    Total assets                                            $    48,496    $    51,937
                                                            ===========    ===========

Current liabilities:
  Accounts payable                                          $     4,394    $     4,571
  Accrued compensation and commissions                            7,320          6,157
  Other accrued liabilities                                       2,368          3,596
  Current portion of capital lease obligations                    1,398          1,161
  Income taxes payable                                              227          5,997
  Deferred income taxes                                             550            797
                                                            -----------    -----------
       Total current liabilities                                 16,257         22,279

Capital lease obligations, net of current portion                 1,597          1,976
Other long term liabilities                                         183            180
                                                            -----------    -----------
       Total liabilities                                         18,037         24,435
                                                            -----------    -----------

Commitments and contingencies (Note 2 )

Stockholders' equity:
  Common stock, $.001 par value; 20,000 shares
      authorized; 13,533 and 13,521 outstanding                      13             13
  Additional paid in capital                                     24,604         24,539
  Treasury stock, at cost, 112 shares in 1999 and 1998           (3,034)        (3,034)
  Retained earnings                                               9,077          6,104
  Cumulative comprehensive loss                                    (201)          (120)
                                                            -----------    -----------
    Total stockholders' equity                                   30,459         27,502
                                                            -----------    -----------
    Total liabilities and stockholders' equity              $    48,496    $    51,937
                                                            ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Month Periods            Six Month Periods
                                                       Ended June 30,                Ended June 30,
                                                  -----------------------       -----------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
Revenue
  Field consulting                                $ 24,469       $ 20,255       $ 48,556       $ 35,325
  Outsourcing services                               3,881          2,456          8,107          4,386
  Test centers                                       3,007          3,485          6,170          6,800
  Other                                                922            935          1,664          1,850
                                                  --------       --------       --------       --------
              Total revenue                         32,279         27,131         64,497         48,361

Direct costs                                        20,646         15,651         40,158         27,498
                                                  --------       --------       --------       --------

Gross margin                                        11,633         11,480         24,339         20,863

Selling, general and administrative expenses         9,194          8,538         19,294         16,394
                                                  --------       --------       --------       --------

Income from operations                               2,439          2,942          5,045          4,469

Other income (expense)                                 (93)          (187)          (171)          (215)
                                                  --------       --------       --------       --------

Income before income tax                             2,346          2,755          4,874          4,254

Income tax provision                                   915          1,225          1,901          1,850
                                                  --------       --------       --------       --------

Net income                                        $  1,431       $  1,530       $  2,973       $  2,404
                                                  ========       ========       ========       ========

Earnings per share-basic                          $   0.11       $   0.11       $   0.22       $   0.18
Earnings per share-diluted                        $   0.11       $   0.11       $   0.22       $   0.18

Weighted average shares outstanding-basic           13,533         13,372         13,531         13,271
Weighted average shares outstanding-diluted         13,553         13,587         13,569         13,587


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


Net Income                                       $ 1,431       $ 1,530       $ 2,973       $ 2,404
Other comprehensive income (loss) - foreign
       currency translation adjustments              (36)         (235)          (81)         (133)
                                                 -------       -------       -------       -------

Comprehensive income                             $ 1,395       $ 1,295       $ 2,892       $ 2,271
                                                 =======       =======       =======       =======


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                             Six Month Periods Ended June 30,
                                                             --------------------------------
                                                                   1999           1998
                                                             -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $     2,973   $     2,404
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                  3,055         1,471
      Deferred income tax provision (benefit)                         (729)        1,850
      Changes in certain operating assets and liabilities
        Accounts receivable                                          4,754        (5,835)
        Prepaid and other assets                                        75          (163)
        Accounts payable                                              (177)        2,115
        Advanced billings                                             (300)       (1,179)
        Accrued compensation and commissions                         1,163         1,249
        Income taxes payable                                       (5,770)           --
      Other                                                           (453)          239
                                                               -----------   -----------
Net cash provided by operating activities                            4,591         2,151
                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and sales of investments                                     --           986
Purchases of equipment and furniture                                (1,076)       (2,172)
Investment in product development                                       --           (48)
                                                               -----------   -----------
Net cash used by investing activities                               (1,076)       (1,234)
                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term debt                                           --           130
Payment of capital lease obligations                                  (614)         (131)
Distribution to shareholder                                           (229)         (300)
Repayment of note payable                                               --           (89)
Proceeds from issuance of common stock                                  16           310
                                                               -----------   -----------
Net cash used by financing activities                                 (827)          (80)
                                                               -----------   -----------

Net increase in cash and cash equivalents                            2,688           837

Cash and cash equivalents, beginning of period                         776         4,734
                                                               -----------   -----------

Cash and cash equivalents, end of period                       $     3,464   $     5,571
                                                               ===========   ===========

Cash paid during the period for:
    Interest                                                   $       105   $       118
    Income taxes                                               $     6,114   $        --
Non-cash investing and financing activities:
    Equipment acquired under capital lease                     $       473   $        --


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

The financial information included herein for the three and six month periods ended June 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from the Company's audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1998 Annual Report on Form 10-K.

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


                                                   Three Month Period           Six Month Period
                                                       Ended June 30,             Ended June 30,
                                                 -----------------------   -----------------------
                                                    1999         1998         1999         1998
                                                 ----------   ----------   ----------   ----------
Weighted average shares outstanding                  13,533       13,372       13,531       13,271
Dilutive common stock options using the
   treasury stock method                                 20          215           38          316
                                                 ----------   ----------   ----------   ----------
Weighted average diluted shares outstanding          13,553       13,587       13,569       13,587
                                                 ==========   ==========   ==========   ==========
Net income                                       $    1,431   $    1,530   $    2,973   $    2,404

                                                 $     0.11   $     0.11   $     0.22   $     0.18
Earnings per share - basic
Earnings per share - diluted                     $     0.11   $     0.11   $     0.22   $     0.18


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 1998 Annual Report on Form 10-K.

Results of Operations

Quarter Ended June 30, 1999

Revenue of $32.2 million in the second quarter ended June 30, 1999 was 19 percent higher than the revenue of $27.1 million in the quarter ended June 30, 1998. Field consulting revenue increased 21 percent, outsourcing services revenue increased 58 percent, while test centers revenue decreased 14 percent and other revenue decreased 1 percent. The increase in revenue for field consulting and outsourcing resulted primarily from an increase in Year 2000 remediation contracts over the comparable period in 1998. Second quarter revenue was essentially flat with the quarter ended March 31, 1999 as the Company began to see a slowdown in Year 2000 remediation work in the second quarter of 1999. Many Year 2000 projects are either being completed or are in process, while, at the same time, some companies are deferring new information technology projects or investments until after the Year 2000 date change has passed. These factors have resulted in a slowdown in both new Year 2000 and non-Year 2000 projects, which is expected to continue through the third and fourth quarters of 1999. The Company's strategy is to build its existing non-Year 2000 services, including quality assurance and testing, and data center and application outsourcing, to offset in part declining Year 2000 revenue. The Company has also introduced new service offerings to extend its customer relationships and technological expertise beyond Year 2000 work. These new services include enterprise integration and healthcare-specific consulting.

Direct costs increased 32 percent in the quarter ended June 30, 1999 over the quarter ended June 30, 1998. As a result of the increase in direct costs, gross margin was flat in the quarter ended June 30, 1999 with the quarter ended June 30, 1998. Gross margin as a percentage of revenue decreased from 42 percent to 36 percent. The decrease in gross margin percent was partially the result of a decrease in the utilization rates of consultants and a shift in revenue mix towards lower margin business. The Company is addressing the number of consultants to align staffing with the level of business for the rest of the year.

Selling, General and Administrative (SG&A) expenses increased 8 percent in the quarter ended June 30, 1999 over the quarter ended June 30, 1998. The increase was primarily due to employee related costs associated with the Company's transition from Year 2000 work to enterprise integration services. SG&A expenses as a percentage of revenue decreased from 31 percent in the quarter ended June 30, 1998 to 28 percent in the quarter ended June 30, 1999. SG&A expenses continue to be evaluated in relationship to the Company's revenue trends.

Other income (expense) recorded in 1999 and 1998 consists primarily of the interest component of capital leases, as well as the interest on short term borrowing to support cash requirements.

The annual effective tax rate in 1999 is 39 percent compared to 43 percent in 1998. The primary cause of the higher effective rate in 1998 was the pro forma impact of ST Labs, Inc. losses as a result of the business combination mentioned in Note 1.

Two Quarters Ended June 30, 1999

Revenue of $64.5 million in the two quarters ended June 30, 1999 was 33 percent higher than the revenue of $48.4 million in the two quarters ended June 30, 1998. Field consulting revenue increased 37 percent, outsourcing services revenue increased 85 percent, test centers revenue decreased 9 percent and other revenue decreased 10 percent. The increase in revenue from field consulting and outsourcing services was primarily due to Year 2000 contracts. The decrease in other revenue is primarily a result of de-emphasizing the Company's product offering. The Company has discontinued development and marketing of its existing products and will continue supporting them only during the remaining product life cycle.

Direct costs increased 46 percent in the two quarters ended June 30, 1999 over the two quarters ended June 30, 1998. The reasons for the increase are consistent with the explanation for the quarter ended June 30, 1999.

SG&A expenses increased 18 percent in the two quarters ended June 30, 1999 over the two quarters ended June 30, 1998, primarily from an increase in employee related costs associated with the Company's transition from Year 2000 work to enterprise integration services.

Liquidity and Capital Resources

The Company utilized its $10 million line of credit during the two quarters ended June 30, 1999 to fund a significant federal income tax payment and cover short term cash requirements. At June 30, 1999, the Company had no borrowings outstanding under its $10 million line of credit and had a cash balance of $3.5 million.

Working capital increased $3.9 million and the current ratio improved from 1.9 to 1 to 2.4 to 1 from December 31, 1998 to June 30, 1999. Accounts receivable decreased $4.8 million from December 31, 1998, resulting in an improvement in cash flow from operations.

The Company anticipates that it will be able to meet its cash requirements for the foreseeable future through cash generated by operations and occasional use of its line of credit.

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

The task force has divided the Company's Year 2000 project into three major phases: (1) assessment and planning; (2) implementation; and (3) verification and contingency planning. The Company is currently completing the implementation phase of the project and has initiated the verification and contingency planning phase. To date, the Company is not aware of any information which indicates that the magnitude of the Company's Year 2000 problem is material. During the implementation phase of the project, the Company replaced obsolete systems and updated (or repaired) the hardware, applications and data so they are Year 2000 compliant. During the verification and contingency planning phase of the project, the Company will perform acceptance testing and review the results to determine that the updated applications are ready to return to production as well as remove any unused and outdated hardware and software, and migrate the various systems to production status. Based on information compiled to date, the Company expects to substantially complete its compliance project, as outlined above, by the end of September 1999.

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

Prior to the start of the Company's Year 2000 project, implementation of a new enterprise-wide integrated accounting package to provide for the financial needs of the organization was completed. This software has been warranted by the vendor to be Year 2000 compliant. Similarly, the operating system used by Data Dimensions Information Services, Inc., the Company's subsidiary which outsources mainframe computer processing services, also has been warranted by the vendor to be Year 2000 compliant. Finally, the Company has replaced its phone and voicemail systems with new, Year 2000 compliant systems to better provide for the expanding communication needs of the organization.

Costs to Address Year 2000 Issues

The total estimated cost of the project is approximately $1.0 million. These costs consist primarily of the cost of labor needed to complete the Company's readiness and compliance project. The approximate labor cost incurred through June 30, 1999 was $650,000. The decision by the Company to acquire new accounting and phone software and equipment, and the timing thereof, arose in the ordinary course of the growth of the Company, and is not considered a cost associated with the Year 2000 issue.

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

Contingency Plans

Part of the Company's Year 2000 project includes the preparation of contingency plans. The Company anticipates completion of its contingency plans by the end of September 1999.

Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 1998 Annual Report on Form 10-K and subsequent quarterly report on Form 10-Q contains certain forward-looking statements, including, among others (i) the potential extent of the Year 2000 problem; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategies for expanding its presence in the computer services industry and positioning itself for non-Year 2000 markets; and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, some of which are described in the Issues and Uncertainties section of the discussion and analysis included in the Company's 1998 Annual Report on Form 10-K. The Company does not provide forecasts of future financial performance. While Company management is optimistic about the Company's long-term prospects, these issues and uncertainties, among others, should be considered. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the Year 2000 consulting market; (ii) changes in external market conditions that might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategies or an inability to execute its strategies due to unanticipated changes in the overall information technology consulting market; (v) the Company's ability to recruit new employees and retain current employees during the implementation of the business strategy, and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in the Company's Annual Report on Form 10-K and subsequent quarterly report on Form 10-Q will, in fact, transpire.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Not Applicable.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 18, 1999 Annual Meeting of Stockholders, the following proposals were voted on by stockholders:

1.      Election of Directors
        Thomas W. Fife was elected director of the Company to a three-year term, which expires in the year 2002. Larry W. Martin, Peter A. Allen, Robert
        T. Knight and Lucie J. Fjeldstad continue as directors of the Company.

        Votes for election of director:


             For:                 12,415,727
             Withheld:               302,622


2.      Amendment to the 1997 Stock Option Plan
        The amendment to increase by 1.5 million the number of shares reserved for issuance under the 1997 stock option plan was approved.

        Votes for the amendment to the 1997 stock option plan:


             For:                   5,641,487
             Against:                 999,630
             Abstain:                 126,907
             Non-vote:              6,873,439


Item 6. Exhibits and reports on Form 8-K

        (a) The following exhibits are filed as a part of this report, and this list is intended to constitute the exhibit index:


        Exhibit No.
        -----------
             27.         Financial Data Schedule


        (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      Data Dimensions, Inc.
                                      (Registrant)


                 August 13, 1999        /s/ Peter A. Allen
                 ---------------      ----------------------------------------
                 Date                 Peter A. Allen, President and Chief
                                      Executive Officer



                 August 13, 1999      /s/ Gordon A. Gardiner
                 ---------------      ----------------------------------------
                 Date                 Gordon A. Gardiner, Executive Vice
                                      President, Chief Financial Officer and
                                      Secretary (Principal Financial and
                                      Accounting Officer)