Form 10-Q
period 1999-09-30
DATA DIMENSIONS INC
filed 1999-11-12
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1999
                              --------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number        0-4748
                       ---------------------

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

             Common Stock: 13,657,462 shares as of October 29, 1999
--------------------------------------------------------------------------------

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I - FINANCIAL INFORMATION.

     Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998.              3

         Consolidated Statements of Operations for the three month and nine month periods ended
         September 30, 1999 and 1998 (unaudited).                                                          4

         Consolidated Statements of Comprehensive Income for the three month and nine month
         periods ended September 30, 1999 and 1998 (unaudited).                                            4

         Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999
         and 1998 (unaudited).                                                                             5

         Notes to Consolidated Financial Statements.                                                       6

     Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                                                        8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.                                  11

PART II - OTHER INFORMATION.

     Item 4.  Exhibits and Reports on Form 8-K.                                                           11

SIGNATURES                                                                                                12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                             September 30,    December 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                   $  6,600         $    776
   Accounts receivable, net                                      23,172           36,876
   Prepaid and other current assets                               4,154            2,850
   Deferred income taxes                                          1,799            1,140
                                                               --------         --------
        Total current assets                                     35,725           41,642

Equipment and furniture, net                                      6,152            8,467
Investment in product development, net                               --            1,016
Other assets                                                        623              812
                                                               --------         --------
        Total assets                                           $ 42,500         $ 51,937
                                                               ========         ========

Current liabilities:
   Accounts payable                                            $  2,202         $  4,571
   Accrued compensation and commissions                           6,139            6,157
   Other accrued liabilities                                      3,270            3,596
   Current portion of capital lease obligations                   1,341            1,161
   Income taxes payable                                              --            5,997
   Deferred income taxes                                            276              797
                                                               --------         --------
        Total current liabilities                                13,228           22,279

Capital lease obligations, net of current portion                 1,243            1,976
Other long term liabilities                                         183              180
                                                               --------         --------
Total liabilities                                                14,654           24,435
                                                               --------         --------

Commitments and contingencies (Note 2)

Stockholders' equity:
   Common stock, $.001 par value; 20,000 shares
       authorized; 13,549 and 13,521 outstanding                     13               13
   Additional paid in capital                                    24,628           24,539
   Treasury stock, at cost, 112 shares in 1999 and 1998          (3,034)          (3,034)
   Retained earnings                                              6,397            6,104
   Cumulative comprehensive loss                                   (158)            (120)
                                                               --------         --------
        Total stockholders' equity                               27,846           27,502
                                                               --------         --------
    Total liabilities and stockholders' equity                 $ 42,500         $ 51,937
                                                               ========         ========


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                  Three Month Periods        Nine Month Periods
                                                  Ended September 30,       Ended September 30,
                                                  -------------------       -------------------
                                                   1999         1998         1999          1998
                                                 --------      -------     --------      --------
Revenue
  Field consulting                               $ 15,987      $25,526     $ 64,543      $ 60,907
  Outsourcing services                              2,210        4,169       10,317         8,555
  Test centers                                      2,911        3,731        9,081        10,531
  Other                                               485        1,022        2,149         2,816
                                                 --------      -------     --------      --------
              Total revenue                        21,593       34,448       86,090        82,809

Direct costs                                       15,725       19,391       55,883        46,889
                                                 --------      -------     --------      --------

Gross margin                                        5,868       15,057       30,207        35,920

Selling, general and administrative expenses        8,296        8,058       27,590        24,452
Non-recurring charges                               1,923          757        1,923           757
                                                 --------      -------     --------      --------

Income (loss) from operations                      (4,351)       6,242          694        10,711

Other income (expense)                                (42)          33         (213)         (182)
                                                 --------      -------     --------      --------

Income (loss) before income tax                    (4,393)       6,275          481        10,529

Income tax provision (benefit)                     (1,713)       2,327          188         4,177
                                                 --------      -------     --------      --------

Net income (loss)                                $ (2,680)     $ 3,948     $    293      $  6,352
                                                 ========      =======     ========      ========

Earnings (loss) per share-basic                  $  (0.20)     $  0.29     $   0.02      $   0.48
Earnings (loss) per share-diluted                $  (0.20)     $  0.29     $   0.02      $   0.47

Weighted average shares outstanding-basic          13,537       13,398       13,533        13,319
Weighted average shares outstanding-diluted        13,537       13,474       13,596        13,469


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


Net Income (loss)                               $(2,680)     $3,948     $ 293      $ 6,352
Other comprehensive income (loss) - foreign
       currency translation adjustments              43           5       (38)        (124)
                                                -------      ------     -----      -------

Comprehensive income (loss)                     $(2,637)     $3,953     $ 255      $ 6,228
                                                =======      ======     =====      =======


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   Nine Month Periods
                                                                   Ended September 30,
                                                                 ------------------------
                                                                   1999            1998
                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $    293        $  6,352
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
       Depreciation and amortization                                4,581           2,193
       Deferred income tax provision (benefit)                     (1,180)          4,177
       Non cash portion of non recurring charges                    1,055
       Changes in certain operating assets and liabilities
         Accounts receivable                                       13,704         (17,415)
         Prepaid and other assets                                  (2,176)         (1,097)
         Accounts payable                                          (2,369)            804
         Advanced billings                                           (300)         (1,155)
         Accrued compensation and commissions                         (18)           1979
         Accrued liabilities                                          203           1,979
         Income taxes payable                                      (5,997)             --
       Other                                                          511            (183)
                                                                 --------        --------
Net cash provided (used) by operating activities                    8,307          (2,552)
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and sales of investments                                    --             986
Purchases of equipment and furniture                               (1,244)         (2,585)
Investment in product development                                      --             (52)
                                                                 --------        --------
Net cash used by investing activities                              (1,244)         (1,651)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term debt                                          --           2,300
Payment of capital lease obligations                               (1,026)           (218)
Distribution to shareholder                                          (229)           (514)
Repayment of note payable                                              --          (1,888)
Proceeds from issuance of common stock                                 16             400
                                                                 --------        --------
Net cash provided (used) by financing activities                   (1,239)             80
                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents                5,824          (4,123)

Cash and cash equivalents, beginning of period                        776           4,734
                                                                 --------        --------

Cash and cash equivalents, end of period                         $  6,600        $    611
                                                                 ========        ========

Cash paid during the period for:
      Interest                                                        296             118
      Income tax                                                    6,703              --
      Equipment acquired under capital lease                          473              --


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

The financial information included herein for the three and nine month periods ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from the Company's audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1998 Annual Report on Form 10-K.

The results of operations for the 1999 interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 1999 or any future interim period, and the Company makes no representation related thereto.

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

NOTE 3: Reconciliation of Earnings (Loss) Per Share

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

For the three months ended September 30, 1999, all potential common equivalent shares were excluded from the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect on earnings (loss) per share.

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:


                                                         Three Month Periods          Nine Month Periods
                                                         Ended September 30,          Ended September 30,
                                                         1999           1998          1999          1998
                                                       --------        -------       -------       -------
Weighted average shares outstanding                      13,537         13,398        13,533        13,319
Dilutive common stock options using the treasury
    stock method                                             --             76            63           150
                                                       --------        -------       -------       -------
Weighted average diluted shares outstanding              13,537         13,474        13,596        13,469
                                                       ========        =======       =======       =======

Net income (loss)                                      $ (2,680)       $ 3,948       $   293       $ 6,352
Earnings (loss) per share - basic                      $  (0.20)       $  0.29       $  0.02       $  0.48
Earnings (loss) per share - diluted                    $  (0.20)       $  0.29       $  0.02       $  0.47


NOTE 4: Non-Recurring Charge

A non-recurring charge of $1.9 million was recorded in the quarter ended September 30, 1999. The charge resulted from the Company's transition from providing products and consulting services addressing Year 2000 remediation to providing information technology consulting and other services. The non-recurring charge consists of (in thousands):

Capitalized product development                                 $  388
Asset impairment                                                   667
Severance costs                                                    868
                                                                ------
                                                                $1,923
                                                                ======

Write-off of capitalized product development represents costs associated with the development of the Company's Ardes 2K and IVR products. The Company has decided to discontinue selling these products as they are no longer a part of the Company's core business strategy.

Asset impairment reflects the write-down of certain computer equipment at the Company's Outsourcing Services division. This equipment was used specifically in the testing of platforms for compliance with Y2K and due to the shift in the focus to enterprise integration will not be fully utilized. The Company has written these assets down to their estimated net realizable value and intends to hold these assets for potential future projects which could require the specific equipment identified.

Severance costs reflect a workforce reduction of approximately 240 individuals primarily in field consulting. Of the non-recurring amount, approximately $528,000 is included in Accrued Compensation and Commissions and reflects severance costs for terminations scheduled for the fourth quarter of 1999.

NOTE 5: Subsequent Event

On November 1, 1999, the Company settled a lawsuit regarding royalties owed for the use of its Y2K processes. The Company received $1.9 million as a result of the settlement. There was no recognition of the settlement in the financial statements for the quarter ended September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 1998 Annual Report on Form 10-K.

Results of Operations

Quarter Ended September 30, 1999

Revenue of $21.6 million in the third quarter ended September 30, 1999 was down 37 percent from the revenue of $34.4 million in the quarter ended September 30, 1998. The decrease resulted primarily from a significant number of Year 2000 consulting contracts being completed during the quarter without being replaced by a commensurate number of non-Year 2000 contracts. This was most evident in field consulting revenue, which decreased 37 percent. Outsourcing services, which does not typically consist of Year 2000 contracts, had two significant projects for outsourcing mainframes to perform Year 2000 testing end during the quarter. As a result, outsourcing services revenue decreased 47 percent. Test center revenue decreased 22 percent and other revenue decreased 53 percent. The decline in Year 2000 projects can be attributed to many companies having completed their Year 2000 work or being in the process of doing so. There is also evidence that many companies are deferring new information technology (IT) projects or investments until after the Year 2000 date change has passed. This effect was evident in the quarter ended September 30, 1999 and is expected to continue in the quarter ending December 31, 1999. The Company expected the decline in Year 2000 projects, however the Company's non-Year 2000 services, including IT consulting, quality assurance and testing, and data center and application outsourcing, did not provide enough revenue in the quarter ended September 30, 1999 to compensate for the loss of Year 2000 contract revenue.

Direct costs decreased 19 percent in the quarter ended September 30, 1999 from the quarter ended September 30, 1998. This decrease did not compensate for the decline in revenue as gross margin declined 61 percent in the quarter ended September 30, 1999 from the quarter ended September 30, 1998. Gross margin as a percentage of revenue decreased from 44 percent to 27 percent. This decline was a result of having too many consultants on staff as the Year 2000 contracts ended. During the quarter approximately 80 consultants were terminated as part of the work force adjustment and the Company expects to terminate an additional 130 consultants in the fourth quarter. The associated severance costs have been included in the non-recurring charge.

Selling, General and Administrative expenses increased 3 percent in the quarter ended September 30, 1999 over the quarter ended September 30, 1998. The increase was primarily due to higher employee related costs and higher legal costs. In order to address costs in light of the declining revenue, several actions, primarily personnel reductions, were taken to reduce costs. Costs related to reduction in personnel costs have been included in non-recurring charges.

In the quarter ended September 30, 1999, the Company recorded a non-recurring charge of $1.9 million. Since 1991, the Company has derived a significant percentage of its business in consulting on projects associated with Year 2000 remediation projects. As this source of revenue will no longer be a prominent portion of the continuing business strategy, the Company is redirecting its service offerings to enterprise integration solutions, quality assurance and testing and outsourcing. In transitioning to this business strategy, the Company has reduced its workforce of field consultants in order to align the workforce with the current level of demand for its service offerings. The Company has also reduced general and administrative staffing levels to reflect lower expected revenues in the near future.

Additionally, the Company wrote off capitalized development costs associated with the Ardes 2K and IVR products. These products were specifically designed to assist in the remediation of Year 2000 issues. The Company has determined that these products are not aligned with the future business strategy and therefore will no longer sell these products, and therefore has written off all capitalized costs associated with the products.

Asset impairments reflect the write-down of certain computer equipment at the Company's Outsourcing Services division. This equipment was used specifically in the testing of platforms for compliance with Y2K and due to the shift in focus to enterprise integration will not be fully utilized. The Company has written these assets down to their estimated net realizable value and intends to hold these assets for potential future projects which could require the specific equipment identified.

Other income (expense) recorded in 1999 and 1998 consists primarily of the interest component of capital leases, and in 1998 interest income from investments.

The annual effective tax rate in 1999 is 39 percent compared to 37 percent in 1998.

Three Quarters Ended September 30, 1999

Revenue of $86.1 million in the three quarters ended September 30, 1999 was 4 percent higher than the revenue of $82.8 million in the three quarters ended September 30, 1998. Field consulting revenue increased 6 percent, outsourcing services revenue increased 21 percent, test center revenue decreased 14 percent and other revenue decreased 24 percent. The increase in revenue from field consulting was primarily due to Year 2000 contracts. The decrease in other revenue is primarily a result of de-emphasizing the Company's product offering. The Company has discontinued development and marketing of the existing products and will continue supporting them only during the remaining product life cycle.

Direct costs increased 19 percent in the three quarters ended September 30, 1999 over the three quarters ended September 30, 1998. The increase in direct costs, coupled with the 4 percent increase in revenue led to a 16 percent decrease in gross margin year to year. As described above, the number of consultants was too high as Year 2000 projects were completed and actions were taken to adjust the workforce to the revenue level.

SG&A expenses increased 13 percent in the three quarters ended September 30, 1999 over the three quarters ended September 30, 1998, primarily due to an increase in employee related costs associated with the Company's transition from Year 2000 work to enterprise integration services.

Liquidity and Capital Resources

The Company utilized its $10 million line of credit during the three quarters ended September 30, 1999 to fund a significant federal income tax payment early in the year and to cover occasional short term cash requirements. At September 30, 1999, the Company had no borrowings outstanding under its line of credit and had a cash balance of $6.6 million.

Working capital increased $3.1 million and the current ratio improved from 1.9 to 1 to 2.7 to 1 from December 31, 1998 to September 30, 1999. Accounts receivable decreased $13.7 million from December 31, 1998, resulting in an improvement in cash flow from operations.

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

The task force has divided the Company's Year 2000 project into three major phases: (1) assessment and planning; (2) implementation; and (3) verification and contingency planning. The Company is completing the verification and contingency planning phase. Through this process, the Company did not become aware of any information which indicates that the magnitude of the Company's Year 2000 problem is material. During the implementation phase of the project, the Company replaced obsolete systems and updated (or repaired) the hardware, applications and data so they are Year 2000 compliant. During the verification and contingency planning phase of the project, the Company performed acceptance testing and returned updated applications to production as well as removed any unused and outdated hardware and software. The Company is in the process of finalizing and testing its contingency plans.

In addition to its own compliance efforts, the Company conducted an assessment of third parties with which it has material relationships to determine if they are Year 2000 compliant. The Company contacted its key vendors and suppliers by the distribution of questionnaires. A majority of the vendors and suppliers have responded to the questionnaire with assurance that they will be Year 2000 compliant. The Company is in the process of developing contingency plans for those vendors and suppliers that will not be fully Year 2000 compliant.

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

Costs to Address Year 2000 Issues

The total estimated cost of the project is approximately $1.0 million. These costs consist primarily of the cost of labor needed to complete the Company's readiness and compliance project. The approximate labor cost incurred through September 30, 1999 was $800,000. The decision by the Company to acquire new accounting and phone software and equipment, and the timing thereof, arose in the ordinary course of the growth of the Company, and is not considered a cost associated with the Year 2000 issue.

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

Contingency Plans

Part of the Company's Year 2000 project includes the preparation of contingency plans. The Company is in the process of completing and testing its contingency plans.

Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 1998 Annual Report in Form 10-K and subsequent quarterly reports on Form 10-Q contain certain forward-looking statements, including, among others (i) the potential extent of the Year 2000 problem; (ii) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the Company's business strategies for expanding its presence in the computer services industry and positioning itself for non-Year 2000 markets; and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, some of which are described in the Issues and Uncertainties section of the discussion and analysis included in the Company's 1998 Annual Report on Form 10-K. The Company does not provide forecasts of future financial performances. While Company management is optimistic about the Company's long-term prospects, these issues and uncertainties, among others, should be considered. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the Year 2000 consulting market; (ii) changes in external competitive market conditions that might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategies or an inability to execute its strategies due to unanticipated changes in the overall information technology consulting market; (v) the Company's ability to recruit new employees and retain current employees during the implementation of the business strategy, and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in the Company's Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q will, in fact, transpire.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable.


PART II - OTHER INFORMATION

Item 4.  Exhibits and reports on Form 8-K

     (a) The following exhibits are filed as a part of this report, and this list is intended to constitute the exhibit index:

         Exhibit No.
         -----------
              27.     Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Data Dimensions, Inc.
                            (Registrant)


       November 12, 1999    /s/ Peter A. Allen
       -----------------    ----------------------------------------------------
       Date                     Peter A. Allen, President and Chief Executive
                                Officer



       November 12, 1999    /s/ Laurence C. Leslie
       -----------------    ----------------------------------------------------
       Date Laurence C. Leslie, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)