Form 10-K405
period 1999-12-31
DATA DIMENSIONS INC
filed 2000-03-30
CIK 26990

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITY EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                           STERLING PLAZA, 3RD FLOOR
                           3535 FACTORIA BOULEVARD SE
                               BELLEVUE, WA 98006
                                 (425) 688-1000
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)
                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of February 29, 2000 was approximately $53.8 million.

     As of February 29, 2000, there were 13,558,306 shares of Common Stock, par value $.001 per share, outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             DATA DIMENSIONS, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   18
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   18

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   19
Item 11.  Executive Compensation......................................   19
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   19
Item 13.  Certain Relationships and Related Transactions..............   19

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   20
Signatures............................................................   22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The following discussion contains certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements and Associated Risks."

GENERAL

     Data Dimensions, Inc. and its subsidiaries ("Data Dimensions" or the "Company") provide a range of information technology ("IT") services collectively referred to as Enterprise Integration Solutions ("EIS"). These services include IT consulting, managed services, and quality assurance and testing. From 1991 through 1999, the Company derived the majority of its revenue by providing solutions specifically related to the millennium date change (Year
2000). The Company's clients consist primarily of large organizations in the health care, information technology, manufacturing, financial services and pharmaceutical industries as well as utilities and state and local governments. The Company was incorporated under Delaware law in 1968.

     The Company is organized into four divisions: Field Consulting, Test Centers (formerly ST Labs, Inc.), Information Services (formerly Pyramid Information Services, Inc.) and International. Each division has a mission to provide services that support specific market segments as well as to work in concert to provide comprehensive client solutions.

INDUSTRY BACKGROUND

     Today's commercial and governmental organizations are confronted with a diverse set of information technology options that increasingly must be integrated, extended and maintained in order to respond to changing business requirements. Demands for improved customer service levels, lower costs, reduced time-to-market, and adapting to new forms of competition and competing in the marketplace must be addressed within compressed time frames and tight budgets. The on-going adoption of Internet-enabled business models, often referred to as e-Business, has further highlighted the need for organizations to combine the ubiquity and efficiency of the Internet with both existing and emerging technologies across their enterprise and with partners, suppliers and customers.

     Within this environment, organizations must increasingly adapt to rapid, fundamental changes in technology. Improvements in IT systems and strategies are viewed as a critical step in achieving greater productivity and efficiency through the identification, integration and operation of IT assets in a cost effective manner. Although emerging technologies often provide the promise of greater functionality and flexibility, their implementation presents major challenges and requires skilled individuals knowledgeable in many diverse technologies and architectures.

     The Company believes the following factors are driving the market demand for its services:

     The need to align IT infrastructures with business goals. Interoperability, or the need to resolve incompatibilities between computing platforms and communications protocols, has been an IT issue for many years. The issue however, has evolved to one of cooperative coexistence and sharing of critical data -- building enterprise-wide IT infrastructures to connect organizations with their clients, suppliers, and partners in support of critical business initiatives.

     The need to leverage investments in legacy systems. Legacy systems include a wide range of applications, environments and hardware and include internally developed, proprietary systems as well as comprehensive, packaged applications. These operational production systems often represent the majority of business transactions and data that must be integrated with newer technologies to provide a true enterprise computing solution.

     Ubiquity and Complexity of Software. The effective and consistent functioning of software applications has become critical to business success. The challenge facing many organizations is that the growth in demand for software is surpassing their internal staff's ability to design, build and test these applications, within narrow time-to-market windows. Increasingly, these organizations are seeking to address this challenge by applying more rigorous quality assurance practices and structured testing methodologies to the development process, often in an outsourced manner.

     The emergence of e-Business. The adoption of Internet-enabled business models has created a new competitive environment for traditional and emerging organizations. Enabling the seamless flow of information across the organization and between customers, suppliers and partners for e-Business processes has numerous implications for IT infrastructures. Companies need a combination of integration technologies, security, business process optimization and thorough testing to fully capture the benefits of e-Business initiatives.

     A shortage of IT skills. Many organizations are finding it difficult to expand their IT staffs with individuals knowledgeable in the diverse technologies and architectures required to design, develop, implement and test contemporary information systems while maintaining and enhancing operational legacy applications.

     Acceptance of outsourcing and managed services. The number of companies opting to outsource all or part of their IT function continues to grow as organizations focus on core business initiatives and utilize external expertise to reduce the growing burden on in-house IT staffs, deliver increased efficiencies and best-of-breed practices, while often reducing total costs. Application Service Providers ("ASP"s) have further sparked interest in a new class of managed service that, in its simplest form, allows the delivery of application functionality via the Internet to any user with a Web browser.

STRATEGY

     The Company's objective is to expand its position in the IT services industry by providing its clients with services which address the operation, integration, and testing of technology assets. These services include: e-Business transformation and systems integration; applications and infrastructure outsourcing; and software and Web site testing. The Company's strategies include the following key elements:

     Focus on Testing Services. The Company's software quality assurance and test services have largely been delivered to product development organizations and independent software vendors through the Company's test lab facilities. The Company intends to further expand its test and quality assurance services that address Internet and Web-based applications, delivered through both its Test Centers and Field Consulting divisions.

     Expand e-Business Offerings. Electronic business is transforming the way organizations conduct business and establish and maintain relationships. The Company seeks to address this market through providing enabling services in areas such as Legacy-to-Web integration, e-Business assessment, Web testing and enterprise application integration.

     Extend Year 2000 Customer Relationships. As a result of providing its clients with assessment, remediation and testing services as part of Data Dimensions' Year 2000 offerings, the Company has gained unique knowledge of its clients' applications, systems and processes. The Company believes that this knowledge can provide a competitive advantage in securing other IT services business from these clients.

     Managed services. The market for outsourcing, or managed services, continues to be influenced by the desire of clients to avoid continuous technology upgrades, the need to attract and retain IT staff across new and emerging technologies, and the appeal of a given service level for a defined price. The Company intends to address this market through both its data center services and applications maintenance capabilities.

     Develop technology partnerships. In addressing the needs of organizations to fully integrate, deploy and test their data, applications and systems, the Company intends to develop partnerships with leading software tool vendors providing middle-ware and automated testing technologies.

COMPANY SERVICES

     FIELD CONSULTING. The Company's consulting services provide a broad range of contemporary Enterprise Integration Solutions.

     IT solutions. Data Dimensions' consulting offerings focus on helping its clients derive maximum value from critical technology assets. The Company's approach is to actively capture and internalize project metrics, methodologies, and best practices in a formal and structured manner. The Company may later be able to leverage this accumulated knowledge through its application to new EIS projects. Representative consulting offerings include project management, technology upgrades, and data migration.

     e-Business services. Creating or enhancing an organization's e-Business strategy requires the application of Internet-enabled technologies in concert with well defined goals, supporting inter-enterprise processes, and integrated business systems organized and executed within diminishing windows of opportunity. Data Dimensions offers its clients a comprehensive range of e-Business solutions, including:

     - e-Business assessments

     - Legacy-to-Web integration

     - Web site testing

     - Enterprise application integration

     HIPAA Assessment and Compliance. The Healthcare Insurance Portability and Accountability Act ("HIPAA") was passed in 1996 and included provisions for national uniform standards for electronic transmission of many administrative and financial health care transactions that are currently conducted manually. The Company provides consulting services to help health care organizations assess and implement measures to achieve compliance with the federally legislated HIPAA mandates.

     OUTSOURCING SERVICES. Data Dimensions Information Services ("DDIS") provides system outsourcing and managed services through its secure, multi-platform data center located in Los Angeles, California. DDIS offers both traditional and transitional mid-range and mainframe outsourcing services on either a long- or short-term basis. In addition to infrastructure outsourcing services, the Company offers:

     Managed hosting. Applications hosting and management for Independent Software Vendors looking to deploy software functionality over a network.

     Network design and administration. Design, implementation and management of network operations.

     Production overflow capabilities. Providing clients with temporary needs, such as increased processing power, DASD space and advanced technology.

     Application outsourcing services. Outsourcing legacy applications can significantly reduce a client's operations costs and/or free up its staff to work more efficiently. The Company, through its Solution Center in Galway, Ireland and on-site consultants, provides clients with applications maintenance and development across a range of platforms and operating environments.

     SOFTWARE TESTING AND QUALITY ASSURANCE. The Company provides comprehensive software quality assurance and test solutions for product development and commercial organizations from the Company's test labs and through field-based projects, including:

     Comprehensive quality assurance. Data Dimensions' consultants offer assistance with the entire quality assurance ("QA") process. Services include the design, planning, and implementation of QA solutions based on each client's business objectives. Solutions often include comprehensive consulting, testing, and technical training services.

     Software testing. Application and system testing are critical steps in the release of a new product or implementation of a new enterprise system. In-house testing exposes companies to a greater risk of data contamination and can even interfere with business-critical operations. The Company offers complete test and training centers that result in production-quality products and systems. During the process, the Company gains further insight into the latest products, technologies and platforms, from Windows NT to Internet technologies to embedded systems for handheld computers and computing appliances. Specialized test practice areas include: Web sites, printers and peripherals, Microsoft Windows CE operating system, and publishing and education.

     OTHER. The Company has offered its Year 2000 technology throughout the world through product sales and on a fee- and royalty-basis to suppliers of consulting services. As more fully described in Note 3 to the Consolidated Financial Statements, during 1999 the Company discontinued its product-based business and consequently does not anticipate future product, fee- or royalty-based revenue.

SALES, MARKETING AND CLIENTS

     The Company's marketing strategy is to maintain an image as a specialized services organization providing high quality contemporary IT solutions. The Company markets its services through its direct sales force located in branch offices throughout the continental United States and in London, England. The Company focuses its marketing efforts on organizations with significant IT needs that can be addressed by the Company's testing, consulting and outsourcing services. While the Company performs work for organizations in a wide variety of industries, most of its revenue is derived from the following industry groups: health care, information technology, manufacturing, financial services, pharmaceuticals and utilities.

     The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. The Company's ten largest clients accounted for approximately 55% and 46% of the Company's total revenue during the years ended December 31, 1998 and 1999, respectively. One client, Kaiser Permanente, Inc., accounted for more than 10 percent of the Company's consolidated revenue in 1998 and 1999.

     Year 2000 remediation services accounted for approximately 79% and 70% of the Company's total revenue during the years ended December 31, 1998 and 1999, respectively. The Company expects that future Year 2000 related revenue will be minimal, and believes this client base represents one source of potential business for its other IT services. Further, the Company seeks to employ a "cross selling" approach where appropriate to expand the number of services utilized by a single client.

     The Company relies on its sales force to generate new clients as well as pursue potential leads. To this end, the Company's sales personnel are encouraged to engage in direct marketing techniques including visits to businesses within the Company's target market. In addition, the sales force responds to requests for proposals, follows-up on client referrals and pursues leads resulting from Company sponsored seminars, direct mail campaigns and industry conferences.

     The Company has previously utilized independent sales representatives in connection with marketing its Year 2000 products and services. These parties generally entered into agreements with the Company that governed the terms under which they would market the Company's services. Such agreements defined an approved territory and typically contained one-year terms. The Company expects to enter into a limited number of such agreements in the future.

     The Company has previously entered into license agreements with certain domestic and international organizations whereby these licensees could resell agreed upon Company products, as well as utilize the Company's methodology in performing Year 2000 project work. These licenses were generally exclusive to a specific geographical territory. As more fully described in Note 3 to the Consolidated Financial Statements, during 1999 the Company discontinued its product-based business and consequently does not expect to utilize such license agreements in the future.

INTELLECTUAL PROPERTY

     The Company's intellectual property consists primarily of the Millennium Process and Ardes 2k which are related to its Year 2000 offerings. The Millennium Process consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond. The Company has licensed the use of the Millennium Process to consulting firms located throughout the world.

     The Company's Millennium Process has not been the subject of an infringement claim, however there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to, and diversion of effort by, the Company. Any infringement claim or litigation against the Company could, therefore, materially and adversely affect the Company's business, operating results and financial condition.

     As more fully described in Note 3 to the Consolidated Financial Statements, during 1999 the Company discontinued its product-based business and consequently does not expect additional material revenue to be derived from its Millennium Process or Ardes 2k products. The Company continues to apply a knowledge management methodology to its other services offerings similar to that found in its Ardes 2k product, but does not expect to license such methodology in the future.

PRODUCT AND TECHNOLOGY DEVELOPMENT

     The Company invested approximately $2.0 million, $52,000 and zero dollars in capitalized product development costs in 1997, 1998 and 1999, respectively. These costs consisted of personnel and other related expenses to develop Ardes 2k and Interactive Vendor Review. These products have been sold directly to clients and to third-party providers, including computer and software companies, and consultants. The Company recorded product and technology development expense, including amortization of the capitalized costs, of $3.1 million, $672,000 and $900,000 in 1997, 1998 and 1999, respectively. These amounts include write-downs of capitalized product development of $1.5 million and $388,000 in 1997 and 1999, respectively, which are included in non-recurring charges in the Consolidated Statement of Operations. In September of 1999, the Company discontinued sales of the Ardes 2k and Interactive Vendor Review products and as such, wrote off all remaining capitalized costs associated with these products.

COMPETITION

     The market for IT consulting services is highly competitive and served by numerous firms. The Company believes the primary competitive factors in the IT services consulting industry are service, price and most importantly, the expertise and experience of the personnel provided to clients and the ability of such personnel to provide the skills and knowledge necessary to solve IT problems.

     The Company's competitors represent a variety of market participants, including systems integrators, facilities management companies, regional testing organizations, professional services firms, application software development firms, and the professional services divisions of larger organizations such as International Business Machines, Unisys Corporation, Andersen Consulting, and Deloitte Touche Tohmatsu. The Company's competitors also include companies such as Keane Inc., Computer Horizons, Inc., and Ciber Inc. In addition, new market entrants offering e-Business consulting, or Internet integration, also compete with the Company. Some of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the IT consulting industry.

EMPLOYEES

     As of February 29, 2000, the Company employed approximately 407 full-time employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relationship with its employees to be good. The Company supplements its full-time employees, when necessary, with administrative and technical contractors and temporary personnel. As of February 29, 2000, the Company engaged 42 contractors and temporary personnel.

ITEM 2. PROPERTIES

     The Company maintains its headquarters in a leased facility in Bellevue, Washington. The Company also has a leased facility in Los Angeles, California, which houses its Information Services operations. These leases will expire in 2002. In addition, the Company maintains leased office space for testing labs, small regional offices and direct sales personnel located throughout the United States. The Company also leases facilities in Thame, England and Galway, Ireland. Most of the Company's leases have terms of one year. The Company believes its facilities are in good condition.

ITEM 3. LEGAL PROCEEDINGS

     As of February 29, 2000, there were no material pending legal proceedings to which the Company is a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY STOCKHOLDERS

     No matters were submitted to a vote of the Company's Stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the NASDAQ National Market System under the symbol "DDIM."

     The stock prices presented are the high and low bid prices as quoted on the NASDAQ National Market System.

                                                               HIGH      LOW
                                                              ------    ------
1998
First Quarter ended March 31, 1998..........................  $19.00    $12.00
Second Quarter ended June 30, 1998..........................   18.94     10.50
Third Quarter ended September 30, 1998......................   17.25      7.50
Fourth Quarter ended December 31, 1998......................   16.25      6.88

                                                               HIGH      LOW
                                                              ------    ------
1999
First Quarter ended March 31, 1999..........................  $ 9.38    $ 3.75
Second Quarter ended June 30, 1999..........................    4.88      2.81
Third Quarter ended September 30, 1999......................    4.38      1.38
Fourth Quarter ended December 31, 1999......................    5.00      1.13

     On February 29, 2000, the closing price of the Common Stock on the NASDAQ National Market System was $5.00 per share. As of February 29, 2000, there were approximately 668 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company intends to retain earnings for use in its business and to support growth. In connection with the acquisition of ST Labs in 1998, the Company issued approximately 515,000 shares of unregistered Common Stock. These shares were issued in reliance upon the exemption from registration provided by Regulation D and Rule 506 thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the Company's financial statements. The data should be read in conjunction with the financial statements, related notes and other financial information included herein. (Amounts in thousands, except per share data.)

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                          1995       1996       1997        1998        1999
                                         -------    -------    -------    --------    --------
Revenue................................  $14,855    $27,777    $60,444    $114,544    $102,106
Income (loss) from operations..........    1,182      1,152     (2,117)     15,354        (306)
Net income (loss)......................    1,328      1,525     (2,873)      9,202         843
Basic earnings (loss) per share........     0.17       0.14      (0.22)       0.69        0.06
Diluted earnings (loss) per share......     0.16       0.13      (0.22)       0.69        0.06
Total assets...........................    4,015     25,074     34,713      51,937      39,638
Long term debt, net of current
  portion..............................       --        761        491          --          --
Capital lease obligations, net of
  current portion......................       --         --        483       1,976       1,941

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report contains certain forward-looking statements, including, among others, (i) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategies for expanding its presence in the computer services industry (including expanding its testing and e-Business offerings, the ability to secure technology partnerships and capturing additional outsourcing clients); and (iii) the Company's ability to distinguish itself from its current and future competitors.

     These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market conditions that might impact trends in the Company's results of operations; (ii) the absence of long-term contracts;
(iii) unanticipated working capital or other cash requirements; (iv) the Company's ability to attract and retain qualified technical personnel; (v) changes in the Company's business strategies or an inability to execute its strategies to transition from consulting on the Year 2000 problem to supplying Enterprise Integration Solutions (EIS); and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will, in fact, transpire.

OVERVIEW

     The Company provides a range of information technology ("IT") services collectively referred to as Enterprise Integration Solutions ("EIS"). These services include IT consulting, managed services, and quality assurance and testing. The Company is organized in four divisions to support its clients and grow the business. The four divisions are Field Consulting, Test Centers, Information Services and International. Each division has a mission to provide services that support specific market segments as well as to work in concert to provide comprehensive client solutions.

     Since 1991, Data Dimensions has focused on assisting major organizations to plan and execute programs for resolving the Year 2000 technology problem. Using proven methods and practices gained in its Year 2000 projects, the Company is pursuing other mainstream IT consulting and outsourcing services. The Company performs work for organizations in a wide variety of industries, with most of its revenue being derived from the following industry groups: health care, information technology, manufacturing, financial services, pharmaceuticals and utilities.

     In November 1997, the Company acquired Pyramid Information Services, Inc. ("Pyramid"), a Los Angeles, California based company that provides computer mainframe outsourcing services, including data processing, operations and systems support, network and production control, and application hosting. Pyramid became a wholly-owned subsidiary of the Company and changed its name to Data Dimensions Information Services, Inc. ("DDIS").

     In August 1998, the Company acquired ST Labs, Inc. ("ST Labs"), a Bellevue, Washington based company that provides information technology quality assurance and testing services to its customers, including quality assurance and test automation training, software testing in its own or customer locations, and Web site testing. At the time of the merger ST Labs became a wholly-owned subsidiary of the Company. On February 1, 1999, ST Labs was merged into Data Dimensions, Inc. and the business of ST Labs, along with the other testing services, is now conducted by the Company using the name Data Dimensions Test Centers.

     Both of these business combinations have contributed revenue not related to Year 2000 and were accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements and other financial information included in this Annual Report have been presented as though the companies had been combined for all periods presented.

     The Company markets its services in the United States through a direct sales force. The Company has previously leveraged its Year 2000 technology by licensing the right to use its Year 2000 consulting process to over twenty consulting firms operating in more than fifty countries worldwide. It is not expected that such licensing will be applicable in the future. The Company has an office near London, England to provide the Company's services to the United Kingdom and European markets.

     The Company's Field Consulting and Test Centers revenue consists primarily of billable hours for services provided by its technical consultants multiplied by contract rates, and this revenue is recognized when services are performed. Direct costs consist primarily of salaries, benefits, commissions and other costs directly related to services provided. Outsourcing revenue performed by the Company's Information Services division consists primarily of billable machine time and storage capacity. Direct costs consist primarily of equipment, facilities and employee salary and benefit costs.

     The level of gross margin primarily depends on the productivity of the Company's billable personnel. Productivity is based on the number of billable personnel and their billing rates, the number of working days in a period and the number of hours worked per day. Billable personnel are paid salaries; however, clients are most often charged a time-based rate. As the Company expands its service offerings to include more applications and infrastructure outsourcing, quality assurance and testing, and applications integration, gross margin may vary due to the different gross margin of each activity.

     General, administrative and selling expenses consist primarily of administrative personnel compensation and benefits, recruiting, marketing, promotion, investor relations, office expenses, travel, and other general overhead.

RESULTS OF OPERATIONS

     The following table sets forth certain data for the three years ended December 31 as a percentage of revenue.

                                                          1997       1998       1999
                                                          -----      -----      -----
Revenue.................................................  100.0%     100.0%     100.0%
Direct Costs............................................   57.0       57.6       65.7
                                                          -----      -----      -----
Gross Margin............................................   43.0       42.4       34.3
General, administrative and selling expenses............   39.9       28.3       32.8
                                                          -----      -----      -----
Income from operations before non-recurring charges.....    3.1       14.1        1.5
Non-recurring charges...................................    6.7        0.7        1.8
                                                          -----      -----      -----
Income (loss) from operations...........................   (3.6)      13.4       (0.3)
Other income (expense)..................................    0.0       (0.2)       1.7
                                                          -----      -----      -----
Income (loss) before income tax.........................   (3.6)      13.2        1.4
Income tax provision....................................    1.2        5.2        0.6
                                                          -----      -----      -----
Net income (loss).......................................   (4.8)%      8.0%       0.8%
                                                          =====      =====      =====

     As more fully described in Note 1 to the Consolidated Financial Statements, the Company conducts its business through four operating divisions consisting of Field Consulting, Test Centers, Information Services and International. The revenue from these operating divisions are depicted as lines of business consisting of:

     Field Consulting: Consulting offerings focus on helping clients derive maximum value from critical technology assets. Services include e-Business services, HIPAA assessment and compliance, enterprise application integration, project management and technology upgrades.

     Test Centers: Test Centers provide comprehensive software quality assurance and test solutions for product development and commercial organizations including practice areas of printers and peripherals, publishing and education, embedded systems and Web testing.

     Outsourcing Services: Outsourcing services include mainframe and mid-range systems outsourcing, managed hosting, network design and applications outsourcing.

     Other: Other revenue primarily consists of license and royalty income associated with the Company's Year 2000 related products and services and the sale of the Company's line of products. As more fully described in Note 3 to the Consolidated Financial Statements, during 1999 the Company discontinued its product-based business and consequently expects future revenue of this type to be immaterial.

  Comparison of 1999 to 1998

     The Company's 1999 total revenue of $102.1 million decreased 11 percent from revenue of $114.5 million in 1998. Revenue from Field Consulting decreased 14 percent to $73.2 in 1999, and represented 72 percent of the Company's revenue. The decline in Field Consulting revenue can largely be attributed to a decline in Year 2000 remediation projects, which provided the majority of 1999 and 1998 revenue. Outsourcing Services revenue of $13.6 million increased 6 percent from revenue of $12.8 million in 1998 due largely to increased applications outsourcing revenue. Test Centers' revenue of $12.3 million decreased 11 percent from $13.7 million in 1998. The decrease in Test Centers' revenue represented an overall reduction in average revenue per project, partially offset by an increase in Web related testing. Other revenue declined to $3.0 million from $3.3 million in 1998.

     Gross margin as a percentage of revenue decreased from 42 percent in 1998 to 34 percent in 1999. Contributing to the decrease was a lower utilization rate of the Company's field consultants as Year 2000 projects were completed, without a corresponding increase in non-Year 2000 business. As more fully described in
Note 3 to the Consolidated Financial Statements, the Company initiated a restructuring plan in the third quarter of 1999 to better align its expenses with revenue expectations. Also contributing to the lower gross margin was a higher percentage of revenue being generated by outsourcing services which has higher direct costs than the Company's other services.

     General, administrative and selling expense of $33.5 million increased 3 percent over the $32.5 million in 1998. The increase was primarily due to an increase in the number of employees in sales and administrative functions in the first half of the year. As more fully described in Note 3 to the Consolidated Financial Statements, the Company initiated a restructuring plan in the third quarter of 1999 to better align its expenses with revenue expectations, producing lowered general, administrative and selling expenses in the second half of 1999. General, administrative and selling expense represented 33 percent of total revenue in 1999 compared to 28 percent in 1998.

     Non-recurring charges in 1999 were $1.8 million compared to $757,000 in 1998. The 1999 charge, more fully described in Note 3 to the Consolidated Financial Statements, resulted from the Company's transition from providing products and consulting services addressing Year 2000 remediation to providing information technology consulting and other services. The 1999 charge was for severance costs and asset write-downs associated with the Company's restructuring efforts as part of this transition. The 1998 charge was for merger related costs for the ST Labs acquisition in August 1998.

     The income from litigation settlement of $1.9 million in 1999 represents a settlement with an international licensee concerning royalties owed the Company related to Year 2000 work performed under license agreements.

     Income before income tax decreased from $15.1 million in 1998 to $1.4 million in 1999. The decrease in 1999 resulted from reduced gross margins and higher general, administrative and selling expenses in relation to revenue. A significant increase in revenue in 1998 over 1997, combined with controlling the growth in expenses, generated the income in 1998.

     The annual effective tax rate in 1999 was 39.0 percent and 39.2 percent in 1998. This is higher than the statutory rate due largely to state income tax provisions. This is offset, to some extent, by income generated by foreign entities operating in jurisdictions which have lower tax rates. The Company has net operating loss carryforwards as a result of the acquisition of ST Labs during 1998. At December 31, 1999, the Company had net operating loss carryforwards which are available to offset future taxable income of approximately $2.5 million. Limitations on utilization may diminish net operating loss carryforwards available to offset future taxable income.

  Comparison of 1998 to 1997

     The Company's total 1998 revenue of $114.5 million increased 90 percent over the revenue of $60.4 million in 1997. Revenue from Field Consulting increased 136 percent to $84.7 million in 1998, which represented 74 percent of the Company's revenue. Field Consulting consisted primarily of Year 2000 problem resolution services in 1998 and 1997. Outsourcing Services revenue increased 74 percent to $12.8 million in 1998 primarily as the result of Year 2000 related testing projects. Test Centers revenue of $13.7 million increased 6 percent over 1997 revenue of $12.9 million. Other revenue, which largely consisted of the Ardes 2k and Interactive Vendor Review products, decreased 21 percent from $4.2 million in 1997.

     Gross margin as a percentage of revenue decreased slightly from 43 percent in 1997 to 42 percent in 1998. Contributing to the decrease was a higher percentage of revenue being generated by infrastructure outsourcing and systems testing, which have higher direct costs than other services.

     General, administrative and selling expense of $32.5 million increased 35 percent over the $24.1 million in 1997. The increase was primarily due to an increase in the number of employees in sales and administrative functions necessary to support the growth in revenue. General, administrative and selling expense was 28 percent of revenue in 1998 compared to 40 percent in 1997. This reflects the Company's efforts to limit the growth in expenses while revenue grew substantially.

     Non-recurring charges in 1998 were $757,000 compared to $4.0 million in 1997. The 1998 charge was for merger related costs in connection with the ST Labs acquisition in August 1998. The 1997 charge is described in Note 3 to the Consolidated Financial Statements.

     Income (loss) before income tax increased from a loss of $2.2 million in 1997 to income of $15.1 million in 1998. The loss in 1997 resulted from the non-recurring charges and higher general, administrative and selling expenses in relation to revenue. The significant increase in revenue, combined with controlling the growth in expenses, generated the income in 1998.

     The annual effective tax rate in 1998 was 39.2 percent. This is higher than the statutory rate due to non-deductible merger costs and state income tax provisions. This was offset, to some extent, by income generated by foreign entities operating in jurisdictions which have lower tax rates. The tax provision in 1997 was $700,000 as a result of the ST Labs loss which could not be carried back to prior periods. There was also a $285,000 deferred tax provision recorded as of the Pyramid merger date pertaining to deferred taxes not previously recorded by Pyramid due to its being a Subchapter S corporation for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $22.9 million of working capital, of which $10.4 million was cash and cash equivalents. The Company acquired through purchase or capital lease $4.2 million, $6.4 million and $3.8 million of equipment and furniture, primarily computer equipment and office furniture, in 1997, 1998 and 1999, respectively. The Company expects to spend a lesser amount on equipment and furniture in 2000 than in 1999. The Company's Days Sales Outstanding ("DSO") was reduced in 1999 resulting in a positive impact on cash flow. The Company has initiated steps to further improve DSO's in 2000.

     The Company has a $10 million, two-year, working capital, revolving line of credit with a bank that was utilized in 1999 for periodic working capital needs. The line of credit contains certain covenants that the Company must meet. At December 31, 1999, all covenants had been met. The line of credit expires in June 2000. The Company expects that cash generated from operating activities and occasional use of the line of credit will provide adequate liquidity for the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." This pronouncement reiterates existing literature and provides additional guidance on how the staff interprets and applies existing accounting literature concerning restructuring and impairment charges. The Company assessed and addressed the requirements of this pronouncement and incorporated those criteria into the financial statements for the year ended December 31, 1999.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB No. 101 for our fiscal year ending December 31, 2001. The Company is currently reviewing the requirements of SAB No. 101, but does not expect such adoption to have an impact on the results of operations, financial position, or cash flows.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs that were written using two digits rather than four to identify the applicable year. Any of the Company's computer equipment, software and devices with embedded technology that are time-sensitive may mistakenly identify a date field using "00" as the year 1900, rather than the year 2000.

  State of Readiness

     The Company provided Year 2000 consulting services to Fortune 500 companies and government agencies and employed the same methods and processes to complete its own internal Year 2000 project that it provided to its customers. The Company established a Year 2000 task force, comprised of members representing the different business operations of the Company, to assess and remediate the impact of the Year 2000 on its IT and non-IT systems, material third party relationships, and service and product offerings. As identified by the task force, the Year 2000 issues facing Data Dimensions that may have a material impact on its ability to continue its business practices as usual through the change of the century include: internal business systems; Internet and intranet service; telecommunications; power; and the compliance and readiness of the Company's third party suppliers, vendors, and customers.

     The task force divided the Company's Year 2000 project into three major phases: (1) assessment and planning; (2) implementation; and (3) verification and contingency planning. The Company completed its Year 2000 project in the fourth quarter of 1999. Through this process, the Company did not become aware of any information which indicated the magnitude of the Company's Year 2000 problem to be material. During the implementation phase of the project, the Company replaced obsolete systems and updated (or repaired) the hardware, applications and data so they are Year 2000 compliant. During the verification and contingency planning phase of the project, the Company performed acceptance testing and returned updated applications to production as well as removed any unused and outdated hardware and software.

     In addition to its own compliance efforts, the Company conducted an assessment of third parties with which it has material relationships to determine if they were Year 2000 compliant. The Company contacted its key vendors and suppliers by the distribution of questionnaires. A majority of the vendors and suppliers responded to the questionnaire with assurance that they were Year 2000 compliant. The Company developed contingency plans for those vendors and suppliers that indicated they may not be fully Year 2000 compliant.

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

  Costs to Address Year 2000 Issues

     The total cost of the project was approximately $1.0 million. These costs consisted primarily of the cost of labor needed to complete the Company's readiness and compliance project. The decision by the Company to acquire new accounting and phone software and equipment, and the timing thereof, arose in the ordinary course of the growth of the Company, and is not considered a cost associated with the Year 2000 issue.

  Risks of Year 2000 Issues

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failure were to occur, the Company's results of operations, liquidity, and financial condition could be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy any problems not addressed by the Company's compliance efforts. Additionally, if any of the Company's material suppliers or vendors are not fully Year 2000 compliant, it is possible that a system failure or miscalculations causing disruptions in the Company's operations or potential problems with its product and service offerings could result.

  Contingency Plans

     Part of the Company's Year 2000 project included the preparation of contingency plans. The Company completed its contingency planning in the fourth quarter of 1999.

  Year 2000 Status

     As of February 29, 2000, the Company has experienced no material Year 2000 related problems. However, there can be no assurances that the Company will not experience such problems in the future.

OUTLOOK -- ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered.

  Fluctuations in quarterly operating results

     The Company has experienced, and may experience in the future, fluctuations in its quarterly operating results. Several factors may influence revenue, including the number and requirements of client engagements, employee productivity rates, the Company's ability to retain key personnel, the ability of the Company to develop, introduce and successfully market new and enhanced services, and general economic conditions which may affect clients' decisions about the extent and timing of investments in their information systems. Unanticipated termination of a significant project or client decision not to proceed to further project stages could result in decreased revenues, lower employee productivity rates and lower profits. Additionally, varying factors affecting gross margins include the number and project phase of services provided during a particular period, employee productivity, staffing mix, and salary and other compensation related costs necessary to attract and retain qualified personnel.

  Retention and recruitment of technical personnel

     The Company's business is labor intensive and depends to a significant extent on its ability to attract, train and retain highly skilled professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. Furthermore, the information services industry has experienced high employee turnover rates. The manner and extent to which companies respond to recruiting and retention pressures will likely result in increases in the amounts and types of compensation being offered to employees. There can be no assurance that the Company will be successful in attracting a sufficient number of qualified technical personnel or in retaining existing and future employees.

  Dependence on Field Consulting business

     The Company's Field Consulting business has accounted for approximately 59 percent, 74 percent and 72 percent of revenue in 1997, 1998 and 1999, respectively. As a result, the Company's future operating results depend to a significant extent on the growth and profitability of that business. The volume of work performed for specific clients varies from period to period, and a major client in one year may not be a major client in a subsequent period. There can be no assurance that in the future one or more of the Company's major clients will not terminate a contract, reduce the scope of a large project or elect not to proceed to a stage of a project as anticipated by the Company. The cancellation or significant reduction in the scope of large projects could have a material effect on the Company's business, operating results and financial condition.

  Dependence on major clients

     The Company has depended on a limited number of large clients to generate a significant portion of its revenue. In 1999 the ten largest clients accounted for approximately 46 percent of the Company's revenue. The dependence on a few clients exposes the Company to potentially significant financial consequences if one or more of these clients elect to terminate their contract, reduce the scope of a large project, or elect not to proceed to a project stage in accordance with the Company's expectations. Any such action by one or more of these clients could have a material adverse effect on the Company's financial performance.

  Risks associated with new services

     The Company derived the majority of its revenue from Year 2000 services in 1999. The demand for these services significantly declined in the second half of 1999 and is not expected to be material in 2000. There can be no assurance that the Company's revenue in future years will approach the levels attained in prior years or, to the extent that business increases, that the Company will be able to meet the demand for such services on a timely basis. The Company is transitioning to providing a range of new service offerings collectively referred to as Enterprise Integration Solutions, that include consulting, testing and outsourcing. The Company's ability to successfully transition its business by providing these new services depends on a number of factors, including its ability to identify and integrate such services into the Company's existing organizational structure, implement effective sales and marketing initiatives, and staff and execute such projects. Additionally, there can be no assurance that the Company will be successful in generating additional business from its Year 2000 clients for other services or that the financial performance of any new offerings will meet expectations.

  Competition

     The markets for the Company's services are highly competitive and characterized by rapid change and uncertainty due to new and emerging technologies. The market for consulting services is fragmented, regionalized and no company holds a dominant position. As a result, in addition to competing with larger national and international service providers, the Company also competes with large regional providers. Also, in many instances the Company finds itself competing with the internal information systems resources of its clients and prospective clients. Competition is expected to intensify as the market for information technology services continues to develop. There can be no assurance that other companies will not develop services that will be more successful than those of the Company. The Company believes that distinguishing competitive factors in the industry include, among others, strong client relationships, quality of services, price, project management capability, and technical and business expertise. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will continue to compete successfully with its current and future competitors.

  Volatility of stock price

     The Company's Common Stock has been subject to extreme price and volume fluctuations in the past. Additionally, the stock market has experienced significant price fluctuations, particularly among technology companies, which often have been unrelated to the operating performance of specific companies. Any announcement with respect to any unfavorable variance in revenues or net income from levels generally expected by securities analysts or investors would have an immediate and significant effect on the trading price of the Common Stock. In addition, factors such as announcements of technological innovations or new services by the Company, its competitors or other third parties, rumors of such innovations or new services or products, changing market conditions in the industry, changes in estimates by securities analysts, announcements of unusual events, or general economic conditions may have a significant impact on the market price of the stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had no market risk sensitive instruments, positions or transactions at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Consolidated Financial Statements" on pages F-2 through F-19 of this Annual Report on Form 10-K.

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

         The report of BDO Seidman, LLP on the Company's consolidated financial statements for the years ended December 31, 1997 contained no adverse opinion and was unmodified, except for the inclusion of a disclosure that the consolidated financial statements give retroactive effect to the merger of Data Dimensions, Inc. and Pyramid Information Services, Inc., which merger has been accounted for as a pooling of interests.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information concerning Directors and Executive Officers of the Company set forth in the Proxy Statement to be delivered to the stockholders in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Directors and Executive Officers" is incorporated herein by reference, as is the information concerning the Directors, Officers, and more than 10% stockholders of the Company under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets at December 31, 1998 and          F-3
  December 31, 1999.........................................
Consolidated Statements of Operations for the Years Ended     F-4
  December 31, 1997, December 31, 1998 and December 31,
  1999......................................................
Consolidated Statements of Comprehensive Income for the       F-4
  Years Ended December 31, 1997, December 31, 1998 and
  December 31, 1999.........................................
Consolidated Statements of Stockholders' Equity for the       F-5
  Years Ended December 31, 1997, December 31, 1998 and
  December 31, 1999.........................................
Consolidated Statements of Cash Flows for the Years Ended     F-6
  December 31, 1997, December 31, 1998 and December 31,
  1999......................................................
Footnotes to the Consolidated Financial Statements..........  F-7

(a) 2. FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts............  S-1

(a) 3. THE FOLLOWING EXHIBITS ARE FILED HEREWITH OR INCORPORATED BY REFERENCE

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  2.1      Agreement and Plan of Reorganization by and among Data
           Dimensions, Inc., DP Acquisition Corporation, Eugene M.
           Stabile, and Pyramid Information Services, Inc. dated
           October 30, 1997. (Incorporated by reference to the
           Company's October 30, 1997 Current Report on Form 8-K.)
  2.2      Agreement and Plan of Reorganization by and among Data
           Dimensions, Inc., DS Acquisition Corporation, Robert Arnold,
           Jr., Tye V. Minckler, and ST Labs, Inc. dated July 28, 1998.
           (Incorporated by reference to the Company's August 7, 1998
           Current Report on Form 8-K.)
  3.1      Certificate of Incorporation and all amendments thereto.
           (Incorporated by reference to the Company's Registration
           Statement on Form SB-2. Reg. No. 333-841.)
  3.2      Second Amended and Restated Bylaws. (Incorporated by
           reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)
  4.1      Form of Common Stock Certificate. (Incorporated by reference to the Company's Registration Statement on Form SB-2.) See
           Exhibits 3.1 and 3.2 for provisions in the Certificate of
           Incorporation and Second Amended and Restated Bylaws of the
           Company defining the rights of the holders of Common Stock.
 10.1      1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock
           Option Plan. (Incorporated by reference to the Company's
           Registration Statement on Form SB-2. Reg. No. 333-841.)
 10.2      1997 Stock Option Plan. (Incorporated by reference to the
           Company's Annual Report on Form 10-KSB for the year ended
           December 31, 1996.)
 10.3      Lease Agreement for Registrant's Facility in Bellevue,
           Washington. (Incorporated by reference to the Company's
           Annual Report on Form 10-KSB for the year ended December 31,
           1996.)
 10.4      Agreement between the Company and Peter A. Allen dated
           December 7, 1998. (Incorporated by reference to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1998.)
 10.5      Agreement between the Company and Timothy P. Hicks dated
           September 24, 1998. (Incorporated by reference to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1998.)
 10.6      Agreement between the Company and Laurence C. Leslie dated
           September 23, 1999.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.7      Agreement between the Company and Stephen W. Moses dated
           December 9, 1999.
 10.8      Agreement between the Company and Nigel G. Martin-Jones
           dated December 9, 1999.
 10.9      Agreement between the Company and John W. Cramer dated
           December 9, 1999.
 16.1      Letter on change in certifying accountant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.)
 21.1      Subsidiaries of the Registrant.
 23.1      Consent of PricewaterhouseCoopers LLP, Independent
           Accountants.
 23.2      Consent of BDO Seidman, LLP, Independent Certified Public
           Accountants.
 24.1      Power of Attorney of Thomas W. Fife.
 24.2      Power of Attorney of Robert T. Knight.
 24.3      Power of Attorney of Lucie J. Fjeldstad.
 24.4      Power of Attorney of Dennis W. Walsh.
 27.1      Financial Data Schedules.

(b) NO REPORTS ON FORM 8-K WERE FILED IN THE QUARTER ENDED DECEMBER 31, 1999

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2000.

                                          DATA DIMENSIONS, INC.
                                          (Registrant)

                                          By:      /s/ PETER A. ALLEN
                                            ------------------------------------
                                                       Peter A. Allen
                                                  Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ PETER A. ALLEN                     President and Chief Executive   March 21, 2000
-----------------------------------------------------         Officer, Director
                   Peter A. Allen                       (Principal Executive Officer)

               /s/ LAURENCE C. LESLIE                  Executive Vice President, Chief  March 21, 2000
-----------------------------------------------------  Financial Officer and Secretary
                 Laurence C. Leslie                       (Principal Financial and
                                                             Accounting Officer)

                 /s/ THOMAS W. FIFE                               Director              March 21, 2000
-----------------------------------------------------
                   Thomas W. Fife

               /s/ LUCIE J. FJELDSTAD                             Director              March 21, 2000
-----------------------------------------------------
                 Lucie J. Fjeldstad

                /s/ ROBERT T. KNIGHT                              Director              March 21, 2000
-----------------------------------------------------
                  Robert T. Knight

                 /s/ DENNIS W. WALSH                              Director              March 21, 2000
-----------------------------------------------------
                   Dennis W. Walsh

             By: /s/ LAURENCE C. LESLIE                                                 March 21, 2000
  -------------------------------------------------
        Laurence C. Leslie, Attorney-In-Fact

                             DATA DIMENSIONS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                          INDEX

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations and Comprehensive
  Income....................................................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Data Dimensions, Inc.

     In our opinion, the accompanying consolidated financial statements and financial statement schedules listed in the index appearing under Item 14(a)(1) and 14(a)(2) and on page F-1 present fairly, in all material respects, the financial position of Data Dimensions, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Data Dimensions, Inc. for the year ended December 31, 1997 was audited by other independent accountants whose report dated February 17, 1998 expressed an unqualified opinion on those statements.

                                       PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
January 28, 2000

--------------------------------------------------------------------------------

Board of Directors and Shareholders
Data Dimensions, Inc.

     We have audited the consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Data Dimensions, Inc. and its subsidiaries as of December 31, 1997. Our audit also included the financial statement schedule amounts for 1997 listed in the index at Item 14(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements give retroactive effect to the merger of Data Dimensions, Inc. and its subsidiaries and ST Labs, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity and cash flows of ST Labs, Inc., for the year ended December 31, 1997, which statements reflect total revenues of $13.0 million for the year ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it related to the amounts included for ST Labs, Inc. for 1997, is based solely on the reports of such auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of Data Dimensions, Inc. and its subsidiaries operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       BDO SEIDMAN, LLP

Seattle, Washington
February 17, 1998

                             DATA DIMENSIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Current assets
  Cash and cash equivalents.................................  $   776    $10,390
  Accounts receivable, net..................................   36,876     16,278
  Income tax receivable.....................................       --      2,551
  Prepaid expenses and other current assets.................    2,850      2,393
  Deferred income taxes.....................................    1,140        602
                                                              -------    -------
          Total current assets..............................   41,642     32,214
Equipment and furniture, net................................    8,467      7,039
Investment in product development, net......................    1,016         --
Other assets................................................      812        635
                                                              -------    -------
          Total assets......................................  $51,937    $39,888
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 4,571    $ 1,433
  Advance billings..........................................      300         12
  Accrued compensation and commissions......................    6,157      3,938
  Other accrued liabilities.................................    3,067      1,762
  Dividends payable.........................................      229         --
  Income taxes payable......................................    5,997         --
  Deferred income taxes.....................................      797        250
  Current portion of capital lease obligations..............    1,161      1,965
                                                              -------    -------
          Total current liabilities.........................   22,279      9,360
Capital lease obligations, net of current portion...........    1,976      1,941
Other long term liabilities.................................      180        181
                                                              -------    -------
          Total liabilities.................................   24,435     11,482
                                                              -------    -------
Commitments and contingencies
Stockholders' equity
  Common stock, $.001 par value; 20,000 shares authorized;
     13,633 and 13,665 shares issued and outstanding........       13         14
  Additional paid in capital................................   24,539     24,679
  Treasury stock, at cost (112 shares in 1998 and 1999).....   (3,034)    (3,034)
  Cumulative comprehensive loss.............................     (120)      (200)
  Retained earnings.........................................    6,104      6,947
                                                              -------    -------
          Total stockholders' equity........................   27,502     28,406
                                                              -------    -------
          Total liabilities and stockholders' equity........  $51,937    $39,888
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
Revenue
  Field Consulting..........................................  $35,864    $ 84,664    $ 73,180
  Outsourcing Services......................................    7,378      12,811      13,643
  Test Centers..............................................   12,987      13,720      12,256
  Other.....................................................    4,215       3,349       3,027
                                                              -------    --------    --------
          Total revenue.....................................   60,444     114,544     102,106
Direct costs................................................   34,435      65,957      67,089
                                                              -------    --------    --------
Gross margin................................................   26,009      48,587      35,017
General, administrative and selling expenses................   24,102      32,476      33,485
Non-recurring charges.......................................    4,024         757       1,838
                                                              -------    --------    --------
Income (loss) from operations...............................   (2,117)     15,354        (306)
                                                              -------    --------    --------
Other income (expense)
  Interest expense..........................................     (471)       (424)       (353)
  Other income, net.........................................      415         193         156
  Income from litigation settlement.........................       --          --       1,885
                                                              -------    --------    --------
          Total other income (expense)......................      (56)       (231)      1,688
                                                              -------    --------    --------
Income (loss) before income tax.............................   (2,173)     15,123       1,382
Income tax provision........................................      700       5,921         539
                                                              -------    --------    --------
Net income (loss)...........................................  $(2,873)   $  9,202    $    843
                                                              =======    ========    ========
Earnings (loss) per share-basic.............................  $ (0.22)   $   0.69    $   0.06
                                                              =======    ========    ========
Earnings (loss) per share-diluted...........................  $ (0.22)   $   0.69    $   0.06
                                                              =======    ========    ========
Weighted average shares outstanding-basic...................   12,772      13,347      13,537
                                                              =======    ========    ========
Weighted average shares outstanding-diluted.................   12,772      13,412      13,555
                                                              =======    ========    ========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                1997       1998     1999
                                                              --------    ------    ----
Net Income (loss)...........................................  $ (2,873)   $9,202    $843
Other comprehensive income (loss) -- foreign currency
  translation adjustments...................................        90      (210)    (80)
                                                              --------    ------    ----
Comprehensive income (loss).................................  $ (2,783)   $8,992    $763
                                                              ========    ======    ====

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              CUMULATIVE
                                                     COMMON STOCK    ADDITIONAL              COMPREHENSIVE   RETAINED
                                                     -------------    PAID IN     TREASURY      INCOME       EARNINGS
                                                     SHARES     $     CAPITAL      STOCK        (LOSS)       (DEFICIT)    TOTAL
                                                     ------    ---   ----------   --------   -------------   ---------   -------
Balance at December 31, 1996.......................  12,482    $12    $18,369     $   (83)          --        $   903    $19,201
Issuance of common stock:
  Issuance of shares...............................      36     --        500          --           --             --        500
  Exercise of warrants.............................     266     --      2,772          --           --             --      2,772
  Exercise of options..............................     366      1        657          --           --             --        658
Income tax benefit from stock options..............      --     --        497          --           --             --        497
Acquisition of treasury stock in connection with
  exercise of options and warrants.................      --     --         --      (2,888)          --             --     (2,888)
Capital contribution...............................      --     --         67          --           --             --         67
Compensation expense recognized on issuance of
  options..........................................      --     --        448          --           --             --        448
Declared dividends to Pyramid stockholder..........      --     --         --          --           --         (1,128)    (1,128)
Other comprehensive income.........................      --     --         --          --           90             --         90
Net loss...........................................      --     --         --          --           --         (2,873)    (2,873)
                                                     ------    ---    -------     -------        -----        -------    -------
Balance at December 31, 1997.......................  13,150    $13    $23,310     $(2,971)       $  90        $(3,098)   $17,344
Issuance of common stock:
  Exercise of options..............................     466     --        945          --           --             --        945
  Exercise of warrants.............................      17     --        186          --           --             --        186
Compensation expense recognized on issuance of
  options..........................................      --     --         98          --           --             --         98
Acquisition of treasury stock in connection with
  exercise of options..............................      --     --         --         (63)          --             --        (63)
Other comprehensive loss...........................      --     --         --          --         (210)            --       (210)
Net income.........................................      --     --         --          --           --          9,202      9,202
                                                     ------    ---    -------     -------        -----        -------    -------
Balance at December 31, 1998.......................  13,633    $13    $24,539     $(3,034)       $(120)       $ 6,104    $27,502
Exercise of warrants...............................      32      1         43          --           --             --         44
Compensation expense recognized on issuance of
  options..........................................      --     --         97          --           --             --         97
Other comprehensive loss...........................      --     --         --          --          (80)            --        (80)
Net income.........................................      --     --         --          --           --            843        843
                                                     ------    ---    -------     -------        -----        -------    -------
Balance at December 31, 1999.......................  13,665    $14    $24,679     $(3,034)       $(200)       $ 6,947    $28,406
                                                     ======    ===    =======     =======        =====        =======    =======

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997        1998       1999
                                                              -------    --------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $(2,873)   $  9,202    $   843
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities Depreciation
     and amortization.......................................    1,558       4,391      5,650
  Deferred income tax provision (benefit)...................      680         (96)      (547)
  Compensation expense on stock options.....................      448          98         97
  Non-cash portion of non-recurring charges.................    1,373          --      1,055
  Write off of furniture and equipment......................       --          --        392
  Changes in operating assets and liabilities:
     Accounts receivable....................................  (10,165)    (18,146)    20,598
     Prepaid expenses and other current assets..............      252      (2,999)    (2,428)
     Advance billings.......................................      319      (1,131)      (288)
     Accounts payable.......................................    2,639         655     (3,138)
     Accrued compensation and commissions...................    2,662       2,679     (2,219)
     Income taxes payable...................................       --       5,997     (5,997)
     Accrued software license obligations...................      435        (674)        --
     Accrued liabilities....................................    1,067       1,213     (1,305)
  Other.....................................................      228         727        142
                                                              -------    --------    -------
Net cash provided (used) by operating activities............   (1,377)      1,916     12,855
                                                              -------    --------    -------
Cash flows from investing activities:
  Proceeds from sale of investment securities...............    7,691         986         --
  Purchase of equipment and furniture.......................   (3,181)     (3,588)    (1,521)
  Investment in product development.........................   (2,001)        (52)        --
  Other.....................................................   (1,469)         --         --
                                                              -------    --------    -------
Net cash provided (used) by investing activities............    1,040      (2,654)    (1,521)
                                                              -------    --------    -------
Cash flows from financing activities:
  Proceeds from short term debt.............................      701          --         --
  Proceeds from issuance of long term debt..................    1,150          --         --
  Net proceeds from issuance of common stock................    1,041       1,068         44
  Payment of capital lease obligation.......................      (87)       (429)    (1,535)
  Distributions to Pyramid stockholder......................     (128)       (771)      (229)
  Repayment of notes payable................................     (235)     (3,088)        --
                                                              -------    --------    -------
Net cash provided (used) by financing activities............    2,442      (3,220)    (1,720)
                                                              -------    --------    -------
Net increase (decrease) in cash and cash equivalents........    2,105      (3,958)     9,614
Cash and cash equivalents, beginning of year................    2,629       4,734        776
                                                              -------    --------    -------
Cash and cash equivalents, end of year......................  $ 4,734    $    776    $10,390
                                                              =======    ========    =======
Cash paid during the year for:
  Interest..................................................  $   407    $    427    $   369
  Income tax................................................  $    55    $     45    $ 9,077
Non cash investing and financing activities:
  Equipment acquired under capital lease....................  $   985    $  2,796    $ 2,304

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of Data Dimensions, Inc., a Delaware corporation, and its subsidiaries ("Data Dimensions" or the "Company"). As more fully described in Note 2, the Company acquired Pyramid Information Services, Inc. in 1997 and ST Labs, Inc. in 1998. Both transactions were business combinations accounted for as a pooling of interests. The historical financial statements for periods prior to consummation of the business combinations have been restated as though the companies had been combined for all periods presented.

     Description of Business -- The Company conducts its business through four operating divisions as follows:

     - Field Consulting provides consulting expertise in the areas of e-business, health care (HIPAA), application maintenance, testing, and enterprise integration to customers located in the United States.

     - Information Services provides system outsourcing and enterprise testing services through its multi-platform data center. In addition, the division offers facilities management, network design and administration, production overflow capabilities and applications hosting.

     - Test Centers provide in-lab testing on client software applications, consumer products, and web sites as well as quality and assurance training and consulting.

     - International provides, in the United Kingdom, direct services for all of the Company's divisions. In addition, the Company's technology is offered throughout the world on a fee- and royalty-basis to suppliers of consulting services. Royalty revenue is included in Other revenue and direct services are included in Field Consulting revenue on the Statement of Operations.

     Principles of Consolidation -- The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Foreign Operations -- The Company operates a solution center in Ireland through its wholly-owned subsidiary, Data Dimensions Ireland Limited. The Company delivers consulting services in the United Kingdom through its wholly-owned subsidiary, Data Dimensions (UK) Limited. The financial results of Data Dimensions Ireland Limited and Data Dimensions (UK) Limited are included in Field Consulting. All asset and liability accounts of foreign operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as a component of comprehensive income and stockholders' equity in the Consolidated Balance Sheet. Gains and losses resulting from foreign currency transactions are included in income currently.

     Concentration of Credit Risk -- Financial instruments that potentially subject the Company to concentration of credit risk primarily include cash and cash equivalents, and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions; at times deposits exceed federally-insured limits. The Company places its cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure to any one issuer. Accounts receivable consists of account balances due from several relatively large companies dispersed primarily across the United States, with no significant geographic concentration, and industry concentrations in financial institutions and health care. The Company performs ongoing credit evaluations of its customer's financial condition and generally requires no collateral from its customers.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial

                             DATA DIMENSIONS, INC.

statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     Fair Value Disclosures -- Recorded amounts of cash and cash equivalents, investment securities, receivables, prepaid expenses and other current assets, capital lease obligations, long term debt, accounts payable and other amounts included in current liabilities meeting the definition of financial instruments approximate fair value.

     Cash and Cash Equivalents -- Cash and cash equivalents represent funds on deposit with banks or invested in a variety of highly liquid short-term instruments with original maturities of less than three months.

     Deferred Expenses -- Certain costs incurred in connection with providing computer mainframe outsourcing services are deferred and recognized over the period services are provided. Recurring costs deferred for existing customers, primarily software license fees, are recorded in prepaid expenses and are typically recognized over 12 months. Costs deferred for new customers, primarily installation and conversion costs, are included in other assets and are recognized over service contract lives of up to five years.

     Equipment and Furniture -- Equipment and furniture are stated at cost and are depreciated for book purposes utilizing straight-line methods over estimated useful lives of 3 to 5 years. Assets are depreciated for tax purposes using various accelerated methods. Leasehold improvements are amortized over the lesser of the lease term, or useful lives. Repairs and maintenance expenditures are expensed as incurred.

     Investment in Product Development -- Costs related to conceptual formulation and design of Company products were expensed as incurred. Costs incurred subsequent to establishment of technological feasibility, but prior to the product being available for general release to customers, were capitalized and amortized over estimated productive lives, which ranged from two to three years. The Company evaluates its investment in product development as events or changes in circumstances may arise, for the purpose of determining whether the carrying amount of such assets may exceed the net realizable value of the products. In the event that capitalized costs of a product exceed the estimated net realizable value of the product, such excess amount is expensed. Due to the discontinuation of the Company's product offering, the investment in product development was written off in 1999.

     Capitalized Software -- Included in equipment and furniture are direct costs of computer software developed or obtained for internal use. Costs incurred are capitalized and amortized over periods not exceeding three years.

     Impairment of Long-Lived Assets -- The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     Revenue Recognition -- Consulting and Test Centers revenue consist of billable hours for services provided by the Company's technical consultants valued at contract rates, and is recognized as services are performed. Product revenue and license fees earned under technology license agreements are generally recognized when the technology has been delivered and there are no significant obligations remaining. The Company also receives royalty revenue from licensees, which is recognized as services are provided by the licensee. Outsourcing Services revenue is recognized as services are performed. Advance billings are provided for by certain contracts and are recognized as revenue when the related services are performed.

     Grant Accounting -- The Company's subsidiary in Ireland has received an employment grant from the Industrial Development Authority of Ireland. Employment grants, which relate to employee hiring and

                             DATA DIMENSIONS, INC.

training, are recognized as a reduction of expense during the period in which the related expenditures are incurred by the Company.

     Pre-Operating and Start-up Costs -- Pre-operating and start-up costs incurred in connection with the organization and development of new business activities are expensed as incurred and are included in general, administrative and selling expenses. During 1997, such costs were incurred in connection with establishing a consulting services subsidiary in the United Kingdom and a software factory/solution center in the United States. Similar costs were incurred to establish solution centers in 1998. The Company's accounting of start-up costs is consistent with the treatment required by AICPA SOP 98-5.

     Income Taxes -- Deferred taxes are provided for temporary differences in the basis of assets and liabilities for financial reporting and tax purposes. To the extent that it is not considered to be more likely than not that all of the Company's deferred tax assets will be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated net realizable value.

     Stock-Based Compensation -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma net income and earnings per share are presented in Note 8 on the basis as if compensation had been determined pursuant to SFAS 123.

     Earnings Per Share -- Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires presentation of earnings per share on a basic and diluted earnings per share basis.

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the number of shares utilized as the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common share equivalents had been issued. See Note 12 for additional disclosure.

     Segment Reporting -- The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in 1998. SFAS 131 requires disclosures of the Company's segments based on how information is reported to management. See Note 11 for disclosure regarding the Company's segments.

     Reclassifications -- Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

NOTE 2 -- ACQUISITIONS

ST LABS, INC.

     In August 1998, the Company completed the acquisition of ST Labs, Inc. ("ST Labs"), in which the Company acquired all of the outstanding Common Stock of ST Labs in exchange for approximately 515,000 shares of Data Dimensions Common Stock. In addition, the Company assumed all options outstanding under ST Labs' Option Plans. If fully exercised, such options will result in the issuance of approximately an additional 158,000 shares of the Company's Common Stock. The value of the Company's shares exchanged in the merger, combined with the shares issuable under the Option Plans, was approximately $9.7 million at the time of the merger. ST Labs provides information technology quality assurance and testing services to its customers, including quality assurance and test automation training, software testing in its own or customer

                             DATA DIMENSIONS, INC.

locations, and Web site testing. As a result of the transaction, ST Labs became a wholly-owned subsidiary of the Company.

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

     A reconciliation of results of operations for the separate companies through the calendar quarter immediately preceding the business combination is as follows (in thousands):

                                                         YEAR ENDED        SIX MONTHS ENDED
                                                      DECEMBER 31, 1997     JUNE 30, 1998
                                                      -----------------    ----------------
                                                                             (UNAUDITED)
Revenue
  Data Dimensions(1)................................       $47,457             $41,561
  ST Labs...........................................        12,987               6,800
                                                           -------             -------
     Combined.......................................       $60,444             $48,361
                                                           =======             =======
Net Income (loss)
  Data Dimensions(1)................................       $    19             $ 3,018
  ST Labs...........................................        (2,892)               (615)
                                                           -------             -------
     Combined.......................................       $(2,873)            $ 2,403
                                                           =======             =======

---------------
(1) Prior period amounts for Data Dimensions have been restated to reflect the 1997 merger with Pyramid, explained below.

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

                             DATA DIMENSIONS, INC.

Upon acquisition by the Company, Pyramid is included in the Company's consolidated income tax group. In accordance with pooling of interests accounting the Company recorded a provision for deferred income taxes of approximately $285,000 as of the transaction date, representing estimated future tax liabilities relating to the excess of future net taxable income for income tax purposes resulting primarily from cash basis accounting for tax purposes.

     Results of operations for the separate companies through the calendar quarter immediately preceding the business combination are as follows (in thousands):

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1997
                                                              ------------------
                                                                 (UNAUDITED)
Revenues
  Data Dimensions(1)........................................       $27,831
  Pyramid...................................................         5,505
                                                                   -------
     Combined...............................................       $33,336
                                                                   =======
Net income
  Data Dimensions(1)........................................       $ 2,454
  Pyramid...................................................           502
                                                                   -------
     Combined...............................................       $ 2,956
                                                                   =======

---------------
(1) Prior period amounts for Data Dimensions have not been restated to reflect the 1998 merger with ST Labs.

NOTE 3 -- NON-RECURRING CHARGES

     The Company recorded in the Consolidated Statements of Operations non-recurring charges of $4.0 million, $757,000 and $1.8 million in 1997, 1998 and 1999, respectively.

     In 1997, the $4.0 million before tax ($2.7 million after tax) non-recurring charge was comprised of asset write-down charges for impairment of long-lived assets ($2.6 million), merger costs related to the Pyramid business combination ($764,000), and costs attributable to the Company's change in organizational structure to manage the rapid growth of its millennium consulting business ($619,000).

     The charge in 1998 of $757,000 before tax ($462,000 after tax) was for merger related costs associated with the business combination with ST Labs in August 1998, as described in Note 2.

     A non-recurring charge of $1.8 million before tax ($1.1 million after tax) was recorded in the year ended December 31, 1999. The charge resulted from the Company's transition from providing products and consulting services addressing Year 2000 remediation to providing information technology consulting and other services. The non-recurring charge consists of (in thousands):

Capitalized product development.............................  $  388
Asset impairment............................................     667
Severance costs.............................................     783
                                                              ------
                                                              $1,838
                                                              ======

     The write-off of capitalized product development represents costs associated with the development of the Company's Ardes 2k and IVR products. The Company has decided to discontinue selling these products as they are no longer a part of the Company's core business strategy.

     The asset impairment reflects the write-down of certain computer equipment at the Company's Information Services division. This equipment was used specifically in the testing of platforms for compliance

                             DATA DIMENSIONS, INC.

with Y2K and due to the shift in the Company's focus to enterprise integration will not be fully utilized. The Company has written these assets down to their estimated net realizable value based upon third party estimates of fair value and intends to hold these assets for potential future projects which could require the specific equipment identified.

     The severance costs reflect a workforce reduction of approximately 240 individuals primarily in field consulting. The Company revised the number of employees to be terminated in December of 1999 resulting in a reduction in the severance charge of $85,000. This reduction was a result of additional voluntary terminations in the fourth quarter of 1999. Of the non-recurring amount, approximately $416,000 is included in Accrued Compensation and Commissions at December 31, 1999 and reflects severance costs for terminations scheduled for the first quarter of 2000.

NOTE 4 -- ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of an allowance for doubtful accounts of approximately $1.4 million and $1.3 million at December 31, 1998 and December 31, 1999, respectively. Included in accounts receivable are costs and accrued revenue in excess of amounts billed at the balance sheet date, relating primarily to services provided to customers which have been subsequently billed. Such unbilled amounts approximated $8.6 million and $3.4 million at December 31, 1998 and December 31, 1999, respectively. Included in prepaid expenses and other current assets at December 31, 1998 and December 31, 1999 are approximately $556,000 and $200,000, respectively, of amounts retained by customers in accordance with contract terms. Amounts billed to customers in excess of revenues recognized are classified as current liabilities under advance billings.

NOTE 5 -- LONG-LIVED ASSETS

     Equipment and furniture consists of the following at December 31 (in thousands):

                                                            1998       1999
                                                           -------    -------
Computers and equipment..................................  $11,622    $13,146
Furniture and fixtures...................................    1,135      1,071
Leasehold improvements...................................      292        311
                                                           -------    -------
                                                            13,049     14,528
Accumulated depreciation.................................   (4,582)    (7,489)
                                                           -------    -------
Equipment and furniture, net.............................  $ 8,467    $ 7,039
                                                           =======    =======

     Computers and equipment include equipment under capital lease of approximately $3.8 million and related accumulated amortization of $454,000 at December 31, 1998 and $5.0 million and related accumulated amortization of $1.6 million at December 31, 1999.

     The Company had capitalized certain product development costs. In 1999 the Company discontinued the sale and development of its Ardes 2k and Vendor Review products. As a result, the investment in product development was written off. Investment in product development was $1.0 million at December 31, 1998, net of $792,000 in accumulated amortization, and zero at December 31, 1999.

NOTE 6 -- LEASES

     The Company leases facilities and certain equipment under operating leases, some of which contain renewal options. Rent expense was $2.7 million, $2.6 million and $2.8 million in 1997, 1998 and 1999, respectively. The Company has entered into agreements for lease of certain computer equipment, which are accounted for as capital leases. One of the Company's stockholders (the former Pyramid stockholder) has personally guaranteed certain capital lease obligations. Future annual minimum commitments under leases

                             DATA DIMENSIONS, INC.

with non-cancelable terms in excess of one year at December 31, 1999, which have not been reduced by minimum sublease revenue of $503,000, are as follows (in thousands):

                                                           OPERATING    CAPITAL
                                                            LEASES      LEASES
                                                           ---------    -------
2000.....................................................   $2,619      $2,189
2001.....................................................    2,372       1,569
2002.....................................................    1,952         479
2003.....................................................      725          --
                                                            ------      ------
Total minimum payments...................................   $7,668      $4,237
Amounts representing interest............................       --        (331)
                                                                        ------
                                                                        $3,906
Current portion..........................................       --      $1,965
                                                                        ------
Non-current portion......................................       --      $1,941
                                                                        ======

NOTE 7 -- INCOME TAXES

     The income tax provision consists of the following for the years ended December 31 (in thousands):

                                                              1997     1998     1999
                                                              ----    ------    ----
Current provision
  Federal...................................................  $ --    $4,995    $256
  State.....................................................    10       744      33
  Foreign...................................................    10       182     259
                                                              ----    ------    ----
                                                                20     5,921     548
Deferred provision (benefit)................................   680        --      (9)
                                                              ----    ------    ----
Income tax provision........................................  $700    $5,921    $539
                                                              ====    ======    ====

     The income tax provision for the years ended December 31 differed from amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):

                                                            1997      1998     1999
                                                            -----    ------    -----
Tax at U.S. federal income tax rate.......................  $(739)   $5,142    $ 470
Effect of merger costs....................................    174       249       --
Effect of Pyramid Sub-S status, including the $285,000
  provision relating to Sub-S termination in 1997 (Note
  2)......................................................    127        --       --
State income tax..........................................     36       744       33
Change in valuation allowance.............................    904       499      111
Foreign differences, net..................................     33      (410)    (114)
Non-deductible expenses...................................     92       115      125
Other, net................................................     73      (418)     (86)
                                                            -----    ------    -----
Income tax provision......................................  $ 700    $5,921    $ 539
                                                            =====    ======    =====

                             DATA DIMENSIONS, INC.

     Deferred income taxes are comprised of the following at December 31 (in thousands):

                                                               1998       1999
                                                              -------    -------
Deferred tax assets:
  Operating loss carryforwards..............................  $ 1,407    $   980
  Tax-book depreciation.....................................      265        250
  Allowance for doubtful accounts...........................      484        482
  Other.....................................................      391        408
                                                              -------    -------
          Total deferred income taxes.......................    2,547      2,120
  Valuation allowance.......................................   (1,407)    (1,518)
                                                              -------    -------
     Net deferred tax assets................................    1,140        602
                                                              -------    -------
Deferred tax liabilities:
  Investment in product development.........................     (396)        --
  Other.....................................................     (401)      (250)
                                                              -------    -------
          Total deferred tax liabilities....................     (797)      (250)
                                                              -------    -------
          Net deferred income taxes.........................  $   343    $   352
                                                              =======    =======

     The Company has recorded net deferred income tax assets, including operating loss carryforwards. Realization of the operating loss carryforwards is dependent on generating sufficient taxable income prior to their expiration. Utilization of operating loss carryforwards following certain changes in ownership is subject to limitations, which may significantly diminish net operating loss carryforwards available to offset future taxable income. A valuation allowance has been established for these operating loss carryforwards. At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $2.5 million with expiration dates through 2018.

NOTE 8 -- STOCKHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS

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

     Prior to its business combination with the Company, Pyramid paid dividends to its sole shareholder in amounts approximating its taxable income and, in 1997, consistent with such normal pattern, declared and accrued a $1.0 million dividend. All dividends have been paid.

     The Company has incentive stock option plans pursuant to which options to purchase shares of the Company's Common Stock may be granted to employees and directors. The plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Options vest ratably over four or five year periods as provided for in each employee's option agreement, and generally expire in the fifth year after the options vest. In 1998, stock options for 400,000 shares were granted outside the Company's stock option plans. Included in this grant, options to purchase 350,000 shares vest ratably over four years and options to purchase 50,000 shares vest after one year. These options, which were issued to one individual upon the commencement of employment, expire five years after they vest. In 1999, the shareholders voted to increase the number of shares available for issuance under the stock plans by 1,500,000 shares. At December 31, 1999,

                             DATA DIMENSIONS, INC.

there were approximately 1,381,000 shares reserved for options to be granted under the plans. The following summarizes stock options and warrants transactions (in thousands except per share amounts):

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                       SHARES    PRICE PER SHARE     EXERCISE PRICE
                                                       ------    ----------------    --------------
Outstanding at December 31, 1996.....................  1,506     $ 0.25 to $13.50        $ 3.54
  Granted............................................    560     $10.83 to $34.75        $18.57
  Exercised..........................................   (774)    $ 0.25 to $20.50        $ 4.49
  Expired or canceled................................   (151)    $ 0.88 to $20.50        $ 6.92
                                                       -----
Outstanding at December 31, 1997.....................  1,141     $ 0.25 to $34.75        $10.06
  Granted............................................    990     $ 8.31 to $17.44        $13.67
  Exercised..........................................   (446)    $ 1.62 to $17.25        $12.09
  Expired or canceled................................   (163)    $ 0.87 to $33.56        $10.04
                                                       -----
Outstanding at December 31, 1998.....................  1,522     $ 0.25 to $34.75        $14.89
  Granted............................................  1,162     $ 1.50 to $ 8.69        $ 3.60
  Exercised..........................................    (32)    $ 0.25 to $ 2.00        $ 1.38
  Expired or canceled................................   (778)    $ 1.37 to $29.19        $13.20
                                                       -----
Outstanding at December 31, 1999.....................  1,874     $0.25 to  $34.75        $ 8.79
                                                       =====

     Information relating to stock options at December 31, 1999 is summarized by exercise price as follows (thousands of shares).

                                 OUTSTANDING                      EXERCISABLE
                    -------------------------------------   -----------------------
                                   WEIGHTED AVERAGE                     WEIGHTED
 EXERCISE PRICE              ----------------------------               AVERAGE
    PER SHARE       SHARES   LIFE (YEAR)   EXERCISE PRICE   SHARES   EXERCISE PRICE
 --------------     ------   -----------   --------------   ------   --------------
$  0.25 to $ 3.25     426        7.4           $ 2.99         29         $ 1.94
$  3.44 to $ 5.06     548        6.3           $ 3.58        117         $ 3.65
$  7.74 to $10.83     169        8.3           $ 9.92         41         $10.20
$ 11.24 to $16.13     483        6.5           $13.33        171         $13.22
$ 17.00 to $34.75     248        6.8           $20.61         98         $22.21
                    -----                                    ---
$  0.25 to $34.75   1,874        6.9           $ 8.79        456         $11.73

     The weighted average fair value of options granted for the years ended December 31, 1997, 1998 and 1999 are $8.99, $10.08 and $3.08, respectively.
Stock options issued to employees generally have an exercise price not less than the fair value of the Company's Common Stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, would have been reduced to the pro forma amounts presented below (in thousands, except per share data):

                                                           1997       1998      1999
                                                          -------    ------    ------
Net income (loss)
  As reported...........................................  $(2,873)   $9,202    $  843
  Pro forma.............................................  $(3,291)   $8,021    $ (827)
Earnings (loss) per share
  As reported...........................................  $ (0.22)   $ 0.69    $ 0.06
  Pro forma.............................................  $ (0.26)   $ 0.60    $(0.06)

                             DATA DIMENSIONS, INC.

     The fair market value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions:

                                                           1997       1998       1999
                                                          -------    -------    -------
Expected life of options................................  5 years    5 years    5 years
Risk-free interest rate.................................      6.2%       5.2%       5.6%
Dividend yield..........................................        0%         0%         0%
Expected volatility.....................................       50%        96%        97%

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     The Company has 401(k) plans for those employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their compensation subject to IRS 401(k) limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Total contributions charged to expense for the plans approximated $39,000, $49,000 and $523,000 in 1997, 1998 and 1999, respectively.

NOTE 10 -- NOTES PAYABLE

     The Company has a $10 million two-year, working capital, collateralized, revolving line of credit with a bank. The underlying revolving note bears interest at the bank's prime rate, or LIBOR-based variable rates. The agreement has financial covenants which require the Company to maintain certain minimum levels of, among others, tangible net worth and annual net income plus non-cash expenses. The Company was in compliance with all covenants at December 31, 1999.

NOTE 11 -- SEGMENT REPORTING

     The Company operates in four segments, of which three are reportable under the requirements of SFAS 131. The three reportable segments are Field Consulting, Outsourcing Services, and Test Centers. The description of these segments and the non-reportable segment is included in the description of business in Note 1.

                             DATA DIMENSIONS, INC.

     The Company evaluates its performance and allocates resources based on income from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in
Note 1. The Company's reportable segments are managed separately because they provide different services to the customer. (Amounts in thousands.)

                                                       OUTSOURCING     TEST       OTHER
                                   FIELD CONSULTING     SERVICES      CENTERS    SEGMENTS     TOTAL
                                   ----------------    -----------    -------    --------    --------
1999
Revenue..........................      $68,336           $13,839      $12,247    $ 7,684     $102,106
Intersegment revenue.............           --             5,190            9        520        5,719
Segment profit...................       15,235              (925)       1,522       (292)      15,540
Non-recurring charges............          610               685           --        388        1,683
1998
Revenue..........................       84,023            12,811       13,720      3,990      114,544
Intersegment revenue.............           --             3,636           --         --        3,636
Segment profit...................       26,086             3,544         (488)    (3,517)      25,625
1997
Revenue..........................       35,864             7,378       12,987      4,215       60,444
Intersegment revenue.............           --             1,769           --         --        1,769
Segment profit...................        9,764             1,347       (2,421)    (1,383)       7,307
Writedown of long-lived assets...        1,100                --           --      1,500        2,600

     The Company does not record interest expense, interest income, depreciation, tax provision or assets by segment.

     The total of the segment revenue and income before income taxes does not equal the consolidated results. The following table provides a reconciliation of segment results to the consolidated results (in thousands):

                                                       1997        1998        1999
                                                      -------    --------    --------
REVENUE
External revenue for reportable segments............  $56,229    $110,554    $ 94,422
Intersegment revenue for reportable segments........    1,769       3,636       5,199
Other revenue.......................................    4,215       3,990       8,204
Elimination of intersegment revenue.................   (1,769)     (3,636)     (5,719)
                                                      -------    --------    --------
Consolidated revenue................................  $60,444    $114,544    $102,106
                                                      =======    ========    ========
INCOME (LOSS) BEFORE INCOME TAX
Income from operations for reportable segments......  $ 8,690    $ 29,142    $ 15,832
Other income or loss................................   (1,383)        284        (292)
Unallocated amounts:
  Corporate general, and administrative.............   (9,480)    (14,303)    (14,158)
                                                      -------    --------    --------
Consolidated income (loss) before income tax........  $(2,173)   $ 15,123    $  1,382
                                                      =======    ========    ========

  Significant Customers

     In 1998 and 1999, one customer accounted for 22 and 10 percent of the Company's revenue, respectively. No single customer accounted for more than 10 percent of revenue in 1997.

                             DATA DIMENSIONS, INC.

  Geographic Information

     Revenue is generated primarily from customers in the United States. No country outside of the United States represents a significant percent of total revenue. The revenue below is based on the location of the customer (in thousands):

                                               1997        1998        1999
                                              -------    --------    --------
United States...............................  $57,848    $112,249    $ 96,084
Foreign.....................................    2,596       2,295       6,022
                                              -------    --------    --------
          Total.............................  $60,444    $114,544    $102,106
                                              =======    ========    ========

NOTE 12 -- EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires presentation of earnings per share on a basic and diluted earnings per share basis. Earnings per share for prior periods presented have been restated to reflect the adoption of SFAS 128. A reconciliation of the basic and diluted earnings per share to the shares used is as follows (in thousands, except per share amounts):

                                                         1997       1998       1999
                                                        -------    -------    -------
Weighted average shares outstanding-basic.............   12,772     13,347     13,537
Weighted effect of dilutive options and warrants......       --         65         18
                                                        -------    -------    -------
Weighted average shares outstanding-diluted...........   12,772     13,412     13,555
                                                        =======    =======    =======
Net Income (loss).....................................  $(2,873)   $ 9,202    $   843
Basic earnings (loss) per share.......................  $ (0.22)   $  0.69    $  0.06
Diluted earnings (loss) per share.....................  $ (0.22)   $  0.69    $  0.06

     The Company's outstanding options and warrants have been considered utilizing the treasury stock method in calculating diluted earnings per share. There were 1.1 million, 890,000 and 1.2 million options outstanding at December 31, 1997, December 31, 1998 and December 31, 1999, respectively, that were anti-dilutive and excluded from the diluted share calculation.

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

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     The Company is from time to time involved in various claims and legal proceedings of a nature considered by Company management to be routine and incidental to its business. In the opinion of Company management, after consultation with outside legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company has been engaged in a lawsuit with an international licensee in which the Company claimed that royalty was due the Company for work performed by the licensee. In 1999 the lawsuit was settled and the Company received $1.9 million which is recorded on the income from litigation settlement line on the Statement of Operations.

     During 1996, the Company's subsidiary in Ireland entered into a grant agreement with Ireland's Industrial Development Authority pursuant to which, under certain conditions, the Company may receive grant monies of up to 1.1 million Irish Pounds (approximately $1.4 million at December 31, 1999). During the years ended December 31, 1997, 1998 and 1999, the Company recognized grant monies of approximately $124,000, $272,000 and zero, respectively. Pursuant to terms of the grant the Company could have an

                             DATA DIMENSIONS, INC.

obligation to repay grant funds in the event that the Company should discontinue its Irish operations prior to the commitment period provided for in the grant agreement, which expires in 2001.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED, EXCEPT FOR THE YEARS ENDED DECEMBER 31 DATA)

     The following quarterly information is unaudited and has been restated to give effect to the business combinations accounted for on a pooling of interests basis, as described in Note 2 (in thousands, except per share data):

                                                                 1999
                                   -----------------------------------------------------------------
                                                     QUARTERS ENDED
                                   --------------------------------------------------    YEAR ENDED
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                   --------    -------    ------------    -----------    -----------
Revenue..........................  $32,218     $32,279      $21,593         $16,016       $102,106
Gross margin.....................  $12,706     $11,633      $ 5,868         $ 4,810       $ 35,017
Income (loss) from operations....  $ 2,606     $ 2,439      $(4,351)(a)     $(1,000)      $   (306)
Net income (loss)................  $ 1,542     $ 1,431      $(2,680)(a)     $   550(b)    $    843
Earnings (loss) per share(c).....  $  0.11     $  0.11      $ (0.20)(a)     $  0.04(b)    $   0.06

                                                                 1998
                                   -----------------------------------------------------------------
                                                     QUARTERS ENDED
                                   --------------------------------------------------    YEAR ENDED
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                   --------    -------    ------------    -----------    -----------
Revenue..........................  $21,230     $27,131      $34,448         $31,735       $114,544
Gross margin.....................  $ 9,383     $11,480      $15,057         $12,667       $ 48,587
Income from operations...........  $ 1,527     $ 2,942      $ 6,242         $ 4,643       $ 15,354
Net income.......................  $   873     $ 1,531      $ 3,948         $ 2,850       $  9,202
Earnings per share(c)............  $  0.07     $  0.11      $  0.29         $  0.21       $   0.69

---------------
(a) The third quarter of 1999 included non-recurring charge of $1.9 million.

(b) The fourth quarter of 1999 included income from a litigation settlement of $1.9 million recorded in non-operating income.

(c) Earnings (loss) per share for the year will not necessarily equal the sum of the net income (loss) per share amounts for the quarters due to different weighting of the diluted shares outstanding.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (IN THOUSANDS)

                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                 BEGINNING      COSTS AND                     END OF
                 DESCRIPTION                     OF PERIOD       EXPENSES     DEDUCTIONS      PERIOD
                 -----------                    ------------    ----------    ----------    ----------
Allowance for Doubtful Accounts
Year ended December 31, 1997..................     $  129         $  367         $109         $  387
Year ended December 31, 1998..................     $  387         $1,015         $  3         $1,399
Year ended December 31, 1999..................     $1,399         $  477         $591         $1,285