Form 10-Q
period 2000-03-31
DATA DIMENSIONS INC
filed 2000-05-15
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 2000
                              --------------------------------------------------


                                       OR

      --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ----------------------

Commission File Number              0-4748
                      --------------------------

                              Data Dimensions, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                    06-0852458
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

Sterling Plaza, 3rd Floor, 3535 Factoria Boulevard SE, Bellevue, WA     98006
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (425) 688-1000
                                                  ----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO       .
    ---------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

13,560,972 shares as of April 28, 2000
---------------------------------------------------

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999       3

        Consolidated Statements of Operations for the three month
           periods ended March 31, 2000 and 1999 (unaudited)                                  4

        Consolidated Statements of Comprehensive Income for the three month
           periods ended March 31, 2000 and 1999 (unaudited)                                  4

        Consolidated Statements of Cash Flows for the three month
           periods ended March 31, 2000 and 1999 (unaudited)                                  5

        Notes to Consolidated Financial Statements                                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                     7

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk                       9

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                9


SIGNATURES                                                                                    9

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31,            December 31,
                                                            2000                1999
                                                     -------------         -------------
                                                      (unaudited)
Current assets:
  Cash and cash equivalents                               $11,257              $10,390
  Accounts receivable, net                                 11,661               16,278
  Income tax receivable                                     1,487                2,551
  Prepaid and other current assets                          2,579                2,393
  Deferred income taxes                                       727                  602
                                                     -------------         ------------
       Total current assets                                27,711               32,214

Equipment and furniture, net                                6,651                7,039
Other assets                                                  542                  635
                                                     -------------         ------------
       Total assets                                       $34,904              $39,888
                                                     =============         ============

Current liabilities:
  Accounts payable                                         $1,158               $1,433
   Accrued compensation and commissions                     2,535                3,938
   Other accrued liabilities                                1,295                1,774
  Deferred income taxes                                       175                  250
  Current portion of capital lease obligations              2,011                1,965
                                                     -------------         ------------
              Total current liabilities                     7,174                9,360

Capital lease obligations, net of current portion           1,428                1,941
Other long term liabilities                                   181                  181
                                                     -------------         ------------
              Total liabilities                             8,783               11,482
                                                     -------------         ------------

Commitments and contingencies (Note 2 )

Stockholders' equity:
  Common stock, $.001 par value; 20,000 shares
      authorized; 13,673 and 13,665 issued                     14                   14
  Additional paid in capital                               24,696               24,679
  Treasury stock, at cost; 112 shares in 2000 and         (3,034)              (3,034)
    1999
  Cumulative comprehensive loss                             (225)                (200)
  Retained earnings                                         4,670                6,947
                                                     -------------         ------------
       Total stockholders' equity                          26,121               28,406
                                                     -------------         ------------
    Total liabilities and stockholders' equity            $34,904              $39,888
                                                     =============         ============


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Three Month Periods Ended March 31,
                                                      -----------------------------------

                                                             2000              1999
                                                          ----------        ---------
Revenue
  Professional services                                      $7,625          $28,273
  Managed services                                            2,534            3,945
                                                          ----------        ---------
              Total revenue                                  10,159           32,218

Direct costs
  Cost of professional services                               5,298           14,548
  Cost of managed services                                    2,590            3,190
                                                          ----------        ---------
               Total direct costs                             7,888           17,738
                                                          ----------        ---------

Gross margin                                                  2,271           14,480

General, administrative and selling expenses                  6,113           11,874
Non-recurring item                                            (136)                -
                                                          ----------        ---------

Income (loss) from operations                               (3,706)            2,606

Other income (expense), net                                    (26)             (78)
                                                          ----------        ---------

Income (loss) before income tax                             (3,732)            2,528

Income tax provision (benefit)                              (1,455)              986
                                                          ----------        ---------

Net income (loss)                                          $(2,277)           $1,542
                                                          ----------        ---------

Earnings (loss) per share-basic                             $(0.17)            $0.11
                                                          ----------        ---------
Earnings (loss) per share-diluted                           $(0.17)            $0.11
                                                          ----------        ---------

Weighted average shares outstanding-basic                    13,557           13,530
                                                          ----------        ---------
Weighted average shares outstanding-diluted                  13,557           13,557
                                                          ----------        ---------


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


Net income (loss)                                          $(2,277)           $1,542
Other comprehensive income (loss) - foreign
        currency translation adjustments                       (25)             (45)
                                                          ----------        ---------

Comprehensive income (loss)                                $(2,302)           $1,497
                                                          ----------        ---------

The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Three Month Periods Ended March 31,
                                                         -----------------------------------

                                                                 2000            1999
                                                              -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $ (2,277)        $   1,542
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
      Depreciation and amortization                                1,395            1,478
      Deferred income tax (benefit)                                (200)            (120)
      Other non cash items                                         (170)               24
      Changes in certain operating assets and liabilities
        Accounts receivable                                        4,617            1,935
        Income tax receivable                                      1,064                -
        Prepaid and other assets                                   (483)               96
        Accounts payable                                           (275)            (182)
        Accrued compensation and commissions                     (1,403)               10
        Income taxes payable                                          -            (5,106)
        Other accrued liabilities                                  (343)             (70)
      Other                                                         (17)              218
                                                              -----------    -------------
Net cash provided (used) by operating activities                   1,908            (175)
                                                              -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture                               (620)            (802)
Proceeds from sale of equipment and furniture                         36                -
                                                              -----------    -------------
Net cash used by investing activities                              (584)            (802)
                                                              -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term debt                                          -              800
Payment of capital lease obligations                               (467)            (281)
Distribution to shareholder                                            -            (229)
Proceeds from issuance of common stock                                10               16
                                                              -----------    -------------
Net cash provided (used) by financing activities                   (457)              306
                                                              -----------    -------------

Net increase (decrease) in cash and cash equivalents                 867            (671)

Cash and cash equivalents, beginning of period                    10,390              776
                                                              -----------    -------------

Cash and cash equivalents, end of period                       $  11,257        $     105
                                                              ===========    =============

Cash paid during the period for:
     Interest                                                  $      76        $     105
     Income taxes                                              $       3        $   6,114
Non-cash investing and financing activities:
     Equipment acquired under capital lease                    $       -        $     185


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Business and Basis of Presentation

Business

Data Dimensions, Inc. and its subsidiaries ("Data Dimensions" or the "Company") provide a range of information technology ("IT") services collectively referred to as Enterprise Integration Solutions ("EIS"). These services include IT consulting, managed services, and quality assurance and testing. From 1991 through 1999, the Company derived the majority of its revenue by providing solutions specifically related to the millennium date change ("Y2K").

Basis of Presentation

The consolidated financial statements present the consolidated financial position and results of operations of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.

The financial information included herein for the three month periods ended March 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from the Company's audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1999 Annual Report on Form 10-K.

The results of operations for the 2000 interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any future interim period, and the Company makes no representation related thereto.

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

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                         2000           1999
                                                                         ----           ----
Weighted average shares outstanding                                    13,557         13,530
Dilutive common stock options using the treasury stock method               -             27
                                                                   -----------    -----------
Weighted average diluted shares outstanding                            13,557         13,557
                                                                   ===========    ===========

Net income (loss)                                                    $(2,277)         $1,542
                                                                   ===========    ===========

Earnings (loss) per share - basic                                     $(0.17)          $0.11
                                                                   ===========    ===========
Earnings (loss) per share - diluted                                   $(0.17)          $0.11
                                                                   ===========    ===========


For the three months ended March 31, 2000, all potential common equivalent shares were excluded from the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect on earnings (loss) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 1999 Annual Report on Form 10-K.

Results of Operations

Revenue of $10.2 million in the first quarter ended March 31, 2000 declined 68 percent from the revenue of $32.2 million in the quarter ended March 31, 1999. The decrease resulted primarily from the shift in the Company's business from Y2K remediation services to providing a range of information technology (IT) professional and managed services. Approximately 10 percent of total revenue in the quarter ended March 31, 2000 was related to Year 2000 remediation compared to approximately 78 percent in the comparable prior year period. The decline in revenue was most evident in the Company's professional services business, which decreased 73 percent to $7.6 million due largely to a decline in field consulting projects, offset to some extent by an increase in testing and applications outsourcing. Managed services revenue of $2.5 million decreased 36 percent due to an absence of Y2K testing contracts, partially offset by increased data center outsourcing revenue. The Company expects Y2K revenue to be immaterial in future periods and that future revenue growth will come from testing and quality assurance services, application outsourcing, and from consulting services focused on e-Business services.

Direct costs decreased 56 percent in the quarter ended March 31, 2000 from the quarter ended March 31, 1999 in response to reduced revenue levels. However, this decrease did not fully compensate for the reduced revenue as gross margin declined 84 percent in the quarter ended March 31, 2000 compared to the prior year period. Gross margin as a percentage of revenue decreased from 45 percent in the comparable prior year quarter, to 22 percent. Professional services gross margin declined to 31 percent in the period ended March 31, 2000 from 49 percent in the prior year period. This decline was the result of lower utilization rates for the Company's field consulting workforce, partially offset by higher utilization rates in the Company's Test Centers division. Managed services gross margin declined to negative 2 percent from 19 percent in the prior year. Managed services gross margins are primarily determined by revenue levels relative to largely fixed costs associated with personnel and equipment in the Company's data center operations. The reduced revenue levels, without a corresponding reduction in data center costs, resulted in a negative gross margin in the period.

Selling, General and Administrative expenses decreased 49 percent in the quarter ended March 31, 2000 compared to the prior year period. The decrease was primarily due to reduced employee related costs. The Company implemented a restructuring plan in the third quarter of 1999 to better align its cost structure with revenue expectations. As a percent of revenue, general, administrative and selling costs increased from 37 percent to 60 percent compared to last year. Although Selling, General and Administrative expenses declined, the Company continues to invest in the sales and marketing programs necessary to support its business opportunities.

The non-recurring item of $136,000 represents a reversal of the unused portion of the restructuring charge incurred in the third quarter of 1999. The number of people receiving severance was less than originally expected primarily due to the number of voluntary terminations. The remaining liability for severance is $66,000 which will be used in the second quarter of 2000.

Other income (expense) recorded in 2000 and 1999 consists primarily of the interest component of capital leases, offset by interest income and other non-operating items.

The Company's annual effective tax rate was 39 percent in both the quarter ended March 31, 2000 and in the quarter ended March 31, 1999.


Liquidity and Capital Resources

At March 31, 2000, the Company had $20.5 million of working capital, of which $11.3 million was cash and cash equivalents. Accounts receivable decreased $4.6 million from December 31, 1999, resulting in an improvement in cash flow from operating activities. Cash and cash equivalents is expected to decline during the year to fund working capital requirements associated with the expected increase in revenue. The Company is working to improve cash flows from operating activities by improving profitability and improving days sales outstanding.

The Company has a $10 million, two-year, working capital, revolving line of credit with a commercial bank available for periodic working capital needs. The line of credit expires in June 2000. The Company is currently evaluating alternatives with respect to its working capital line of credit needs. These alternatives include, but are not limited to, negotiating with its present commercial bank for a new line of credit on new terms and negotiating with other banks for a replacement line of credit. The Company expects that cash generated from operating activities and occasional use of a line of credit will provide adequate liquidity for the foreseeable future.

Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 1999 Annual Report on Form 10K contains certain forward-looking statements, including, among others, (i) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategies for expanding its presence in the computer services industry (including expanding its testing and e-Business offerings, the ability to secure technology partnerships and capturing additional outsourcing clients); and (iii) the Company's ability to distinguish itself from its current and future competitors.

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

   (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            Data Dimensions, Inc.
                                            (Registrant)


                            May 12, 2000    /s/ Laurence C. Leslie
                            ------------    ------------------------------------
                                Date        Laurence C. Leslie, Executive
                                            Vice President, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial and Accounting Officer.)