Form 10-Q
period 2000-06-30
DATA DIMENSIONS INC
filed 2000-08-14
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000
                              -----------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


Commission File Number       0-4748
                      --------------------

                              Data Dimensions, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                06-0852458
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

Sterling Plaza, 3rd Floor, 3535 Factoria Boulevard SE, Bellevue, WA     98006
--------------------------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (425) 688-1000
                                                  ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date:     13,560,972 shares as of July 31, 2000
      ----------------------------------------------

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I - FINANCIAL INFORMATION.

     Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999.       3

        Consolidated Statements of Operations for the three and six month
           periods ended June 30, 2000 and 1999 (unaudited).                                  4

        Consolidated Statements of Comprehensive Income for the three and six
           month periods ended June 30, 2000 and 1999 (unaudited).                            4

        Consolidated Statements of Cash Flows for the six month period ended
           June 30, 2000 and 1999 (unaudited).                                                5

        Notes to Consolidated Financial Statements (unaudited).                               6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                                    7

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk                       9

PART II - OTHER INFORMATION.

   Item 4.  Submission of Matters to a Vote of Security Holders.                              9

   Item 6.  Exhibits and Reports on Form 8-K.                                                10

SIGNATURES                                                                                   10

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               June 30,       December 31,
                                                                 2000            1999
                                                                 ----            ----
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                    $  8,234        $ 10,390
  Accounts receivable, net                                        9,304          16,278
  Income tax receivable                                           3,508           2,551
  Prepaid and other current assets                                2,476           2,393
  Deferred income taxes                                             555             352
                                                               --------        --------

       Total current assets                                      24,077          31,964

Equipment and furniture, net                                      5,899           7,039
Other assets                                                        848             635
                                                               --------        --------
       Total assets                                            $ 30,824        $ 39,638
                                                               ========        ========

Current liabilities:
  Accounts payable                                             $  1,503        $  1,433
  Accrued compensation and commissions                            1,700           3,938
  Other accrued liabilities                                       1,143           1,774
  Capital lease obligations, current                              1,923           1,965
                                                               --------        --------

       Total current liabilities                                  6,269           9,110

Capital lease obligations, net of current portion                   979           1,941
Other noncurrent obligations                                        181             181
                                                               --------        --------

               Total liabilities                                  7,429          11,232
                                                               --------        --------

Stockholders' equity:
  Common stock, $.001 par value; 20,000 shares
    authorized; 13,669 and 13,665 issued                             14              14
  Additional paid in capital                                     24,733          24,679
  Treasury stock, at cost, 112 shares in 2000 and 1999           (3,034)         (3,034)
  Cumulative comprehensive loss                                    (253)           (200)
  Retained earnings                                               1,935           6,947
                                                               --------        --------

              Total stockholders' equity                         23,395          28,406
                                                               --------        --------

              Total liabilities and stockholders' equity       $ 30,824        $ 39,638
                                                               ========        ========


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Three Month                  Six Month
                                                        Periods                     Periods
                                                     Ended June 30,              Ended June 30,
                                                 ----------------------      ----------------------
                                                   2000          1999          2000          1999
                                                 --------      --------      --------      --------
Revenue
  Professional services                          $  8,249      $ 28,938      $ 15,874      $ 57,211
  Managed services                                  2,170         3,341         4,704         7,286
                                                 --------      --------      --------      --------
              Total revenue                        10,419        32,279        20,578        64,497

Direct costs
  Professional services                             5,637        15,901        10,935        30,449
  Managed services                                  2,283         2,732         4,873         5,922
                                                 --------      --------      --------      --------
              Total direct costs                    7,920        18,633        15,808        36,371
                                                 --------      --------      --------      --------

Gross margin                                        2,499        13,646         4,770        28,126

General, administrative and selling expenses        7,007        11,207        13,120        23,081
Non-recurring item                                     --            --          (136)           --
                                                 --------      --------      --------      --------

Income (loss) from operations                      (4,508)        2,439        (8,214)        5,045

Other income (expense), net                            24           (93)           (2)         (171)
                                                 --------      --------      --------      --------

Income (loss) before income tax                    (4,484)        2,346        (8,216)        4,874
Income tax provision (benefit)                     (1,749)          915        (3,204)        1,901
                                                 --------      --------      --------      --------

Net income (loss)                                $ (2,735)     $  1,431      $ (5,012)     $  2,973
                                                 ========      ========      ========      ========

Net income (loss) per share-basic                $  (0.20)     $   0.11      $  (0.37)     $   0.22
                                                 ========      ========      ========      ========
Net income (loss) per share-diluted              $  (0.20)     $   0.11      $  (0.37)     $   0.22
                                                 ========      ========      ========      ========
Weighted average shares outstanding-basic          13,561        13,533        13,558        13,531
                                                 ========      ========      ========      ========
Weighted average shares outstanding-diluted        13,561        13,553        13,558        13,569
                                                 ========      ========      ========      ========


                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (In thousands)
                                             (Unaudited)

Net Income (loss)                                $ (2,735)     $  1,431      $ (5,012)     $  2,973
Other comprehensive income (loss) - foreign
  currency translation adjustments                    (28)          (36)          (53)          (81)
                                                 --------      --------      --------      --------

Comprehensive income (loss)                      $ (2,763)     $  1,395      $ (5,065)     $  2,892
                                                 ========      ========      ========      ========


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Six Month Periods Ended June 30,
                                                            --------------------------------
                                                                  2000           1999
                                                                --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $ (5,012)       $ 2,973
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
      Depreciation and amortization                                2,764          3,055
      Deferred income tax (benefit)                                 (203)          (729)
      Other non cash items                                          (133)            --
      Changes in certain operating assets and liabilities
        Accounts receivable                                        6,040          4,754
        Income tax receivable                                       (957)            --
        Prepaid and other assets                                    (146)            75
        Accounts payable                                              70           (177)
        Accrued compensation and commissions                      (2,238)         1,163
        Income taxes payable                                          --         (5,770)
        Other accrued liabilities                                   (495)          (300)
      Other                                                          (40)          (453)
                                                                --------        -------
Net cash provided by (used in) operating activities                 (350)         4,591
                                                                --------        -------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture                                (848)        (1,076)
Proceeds from sale of equipment and furniture                         36             --
                                                                --------        -------
Net cash used in investing activities                               (812)        (1,076)
                                                                --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                              (1,004)          (614)
Distribution to shareholder                                           --           (229)
Proceeds from issuance of common stock                                10             16
                                                                --------        -------
Net cash used in financing activities                               (994)          (827)
                                                                --------        -------

Net increase (decrease) in cash and cash equivalents              (2,156)         2,688

Cash and cash equivalents, beginning of period                    10,390            776
                                                                --------        -------

Cash and cash equivalents, end of period                        $  8,234        $ 3,464
                                                                ========        =======

Cash paid during the period for:
     Interest                                                   $    145        $   105
     Income taxes                                               $     74        $ 6,114
Non-cash investing and financing activities:
     Equipment acquired under capital lease                     $     --        $   473


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The financial information included herein for the three and six month periods ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from the Company's audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1999 Annual Report on Form 10-K.

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

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share data):

                                                 Three Month Periods        Six Month Periods
                                                   Ended June 30,            Ended June 30,
                                                  2000         1999         2000         1999
                                                  ----         ----         ----         ----
Weighted average shares outstanding               13,561       13,533       13,558       13,531
Dilutive common stock options using the
   treasury stock method                              --           20           --           38
                                                --------      -------     --------      -------
Weighted average diluted shares outstanding       13,561       13,553       13,558       13,569
                                                ========      =======     ========      =======

Net income (loss)                               $ (2,735)     $ 1,431     $ (5,012)     $ 2,973

Earnings (loss) per share - basic               $  (0.20)     $  0.11     $  (0.37)     $  0.22

Earnings (loss) per share - diluted             $  (0.20)     $  0.11     $  (0.37)     $  0.22


For the three month periods ended June 30, 2000 and June 30, 1999 respectively, options to purchase 1,822 and 1,147 common shares at prices of $0.25-$34.125 and $4.25-$34.75 were excluded from the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect. Likewise, for the six month periods ended June 30, 2000 and June 30, 1999 respectively, options to purchase 1,877 and 1,075 common shares at prices of $0.25-$34.125 and $7.74-$34.75 were excluded from the computation of diluted earnings (loss) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 1999 Annual Report on Form 10-K.

Results of Operations

Quarter Ended June 30, 2000
The Company has shifted its business from principally providing services related to Y2K remediation to providing a range of information technology (IT) professional and managed services. Revenue of $10.4 million in the second quarter ended June 30, 2000 declined 68 percent from the revenue of $32.3 million in the quarter ended June 30, 1999. The decrease in revenue was primarily due to revenue from new services not compensating for the decline in Y2K revenue from the previous year period. Y2K revenue represented approximately 75 percent of the Company's revenue in the second quarter of 1999, and was not material in the second quarter of 2000. The decline in revenue was most evident in the Company's professional services business, which decreased 71 percent to $8.2 million due largely to a decline in field consulting projects, offset to some extent by an increase in testing and applications outsourcing. Managed services revenue of $2.2 million decreased 35 percent due to an absence of Y2K testing contracts. The Company expects Y2K revenue to be immaterial in future periods and that future revenue growth will come from testing and quality assurance services, application outsourcing, and consulting services focused on e-Business services.

Direct costs decreased 57 percent in the quarter ended June 30, 2000 from the quarter ended June 30, 1999 in response to reduced revenue levels. However, this decrease did not fully compensate for the reduced revenue as gross margin declined 82 percent in the quarter ended June 30, 2000 compared to the prior year period. Gross margin as a percentage of revenue of 24 percent in the quarter decreased from 42 percent in the comparable prior year period. Professional services gross margin declined to 32 percent in the period ended June 30, 2000 from 45 percent in the prior year period. This decline was the result of lower utilization rates for the Company's field consulting workforce, partially offset by higher utilization rates in the Company's Test Centers division. Managed services gross margin declined to negative 5 percent from 18 percent in the prior year. Managed services gross margins are primarily determined by revenue levels relative to largely fixed costs associated with personnel and equipment in the Company's data center operations. The reduced revenue levels, without a corresponding reduction in data center costs, resulted in the negative gross margin in the period.

Selling, General and Administrative expenses decreased 37 percent in the quarter ended June 30, 2000 compared to the prior year period. The decrease was primarily due to reduced employee related costs. As a percent of revenue, general, administrative and selling costs increased from 35 percent to 67 percent compared to last year.

Other income (expense) recorded in 2000 and 1999 consists primarily of the interest component of capital leases, offset by interest income and other non-operating items.

The Company's annual effective tax rate was 39 percent in both the quarter ended June 30, 2000 and in the quarter ended June 30, 1999.

Six Months Ended June 30, 2000

Revenue of $20.6 million in the six months ended June 30, 2000 declined 68 percent from the revenue of $64.5 million in the six months ended June 30, 1999. As mentioned above, the decrease in revenue resulted primarily from the shift in the Company's business from Y2K remediation services to providing a range of IT professional and managed services. Approximately 5 percent of total revenue in the six months ended June 30, 2000 was related to Year 2000 remediation compared to approximately 77 percent in the comparable prior year period. The Company's professional services business decreased 72 percent to $15.9 million, due largely to a decline in field consulting projects, offset to some extent by an increase in testing and applications outsourcing. Managed services revenue of $4.7 million decreased 35 percent due to an absence of Y2K testing contracts.

Direct costs decreased 57 percent in the six months ended June 30, 2000 from the six months ended June 30, 1999 in response to reduced revenue levels. This decrease did not fully compensate for the reduced revenue as gross margin declined 83 percent in the six months ended June 30, 2000 compared to the prior year period. Gross margin as a percentage of revenue decreased from 44 percent in the comparable prior year period, to 23 percent. Professional services gross margin declined to 31 percent in the six months ended June 30, 2000 from 47 percent in the prior year period. This decline was the result of lower utilization rates for the Company's field consulting workforce, partially offset by higher utilization rates in the Company's Test Centers division. Managed services gross margin declined to negative 4 percent from 19 percent in the prior year.

Selling, General and Administrative expenses decreased 43 percent in the six months ended June 30, 2000 compared to the prior year period. The decrease was primarily due to reduced employee related costs. As a percent of revenue, general, administrative and selling costs increased from 36 percent to 64 percent compared to last year.

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

The Company's annual effective tax rate was 39 percent in both the six month periods ended June 30, 2000 and June 30, 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had $17.8 million of working capital, of which $8.2 million was cash and cash equivalents. Cash flow from operations was positively impacted by a reduction in accounts receivable of $6.0 million from December 31, 1999, offset in part by the Company's operating losses. In addition, approximately $900,000 of accounts receivable were reclassified to an interest bearing note for one client. Cash and cash equivalents is expected to decline during the year to fund operating losses and working capital requirements. The Company is working to improve cash flows from operating activities by improving profitability and improving days sales outstanding.

The Company is currently negotiating a working capital line of credit with a financial institution. Should the Company fail to successfully negotiate this line of credit, other sources of liquidity, including debt and equity financing, would be sought. The absence of a line of credit or alternative debt or equity financing in conjunction with continued operating losses could have a material impact on the Company's ability to fund operations.

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

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external competitive market conditions that might impact trends in the Company's results of operations; (ii) the absence of long-term contracts;
(iii) the Company's ability to fund continued operating losses and unanticipated working capital or other cash requirements; (iv) the Company's ability to attract and retain qualified technical personnel; (v) changes in the Company's business strategies or an inability to execute its strategies to transition from consulting on the Year 2000 problem to supplying Enterprise Integration Solutions (EIS); and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K will, in fact, transpire.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        Not Applicable.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the May 16, 2000 Annual Meeting of Stockholders, the following proposal was voted on by stockholders:

1.      Election of Directors

        Peter A. Allen and Lucie J. Fjeldstad were elected directors of the Company to a three-year term, which expires in the year 2003. Thomas W. Fife, Robert T. Knight and Dennis W. Walsh continue as directors of the Company.

    Votes for election of Peter A. Allen as director:

        For:                 11,928,437
        Withheld:                88,011

    Votes for election of Lucie J. Fjeldstad as director:

        For:                 11,926,067
        Withheld:                90,381


Item 6.  Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as a part of this report, and this list is intended to constitute the exhibit index:

        Exhibit No.
        -----------
           27.      Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Data Dimensions, Inc.
                                        (Registrant)


        August 11, 2000                 /s/ Laurence C. Leslie
        ---------------                 ---------------------------------------
             Date                           Laurence C. Leslie, Executive
                                        Vice President, Chief Financial
                                        Officer and Secretary (Principal
                                        Financial and Accounting Officer.)