Form 10-Q
period 2000-09-30
DATA DIMENSIONS INC
filed 2000-11-14
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                              -------------------------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ------------------

Commission File Number   0-4748
                      -----------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   13,560,972  shares as of
October 31, 2000                                   ------------------------
----------------

                              DATA DIMENSIONS, INC.
                                      INDEX

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I - FINANCIAL INFORMATION.

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999......................3

         Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 (unaudited).................................................4

         Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2000 and 1999 (unaudited)............................................................4

         Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 2000 and 1999 (unaudited).................................................5

         Notes to Consolidated Financial Statements (unaudited)...................................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................................10


PART II - OTHER INFORMATION.

   Item 6.  Exhibits and Reports on Form 8-K.....................................................................10


SIGNATURES ......................................................................................................11

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               September 30,   December 31,
                                                                   2000           1999
                                                               -------------   ------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                     $  3,797       $ 10,390
   Accounts receivable, net                                        10,418         16,278
   Income tax receivable                                            4,169          2,551
   Prepaid and other current assets                                 2,869          2,393
   Deferred income taxes                                              600            352
                                                                 --------       --------

        Total current assets                                       21,853         31,964

Equipment and furniture, net                                        5,264          7,039
Other assets                                                          897            635
                                                                 --------       --------

        Total assets                                             $ 28,014       $ 39,638
                                                                 ========       ========

Current liabilities:
   Accounts payable                                              $  1,542       $  1,433
   Accrued compensation and commissions                             2,068          3,938
   Other accrued liabilities                                          887          1,774
   Capital lease obligations, current                               1,755          1,965
                                                                 --------       --------

        Total current liabilities                                   6,252          9,110

Capital lease obligations, net of current portion                     640          1,941
Other noncurrent obligations                                          181            181
                                                                 --------       --------

               Total liabilities                                    7,073         11,232
                                                                 --------       --------

Stockholders' equity:
   Common stock, $.001 par value; 20,000 shares
       authorized; 13,669 and 13,665 issued and outstanding            14             14
   Additional paid in capital                                      24,733         24,679
   Treasury stock, at cost, 112 shares                             (3,034)        (3,034)
   Cumulative comprehensive loss                                     (208)          (200)
   Retained earnings (accumulated deficit)                           (564)         6,947
                                                                 --------       --------

               Total stockholders' equity                          20,941         28,406
                                                                 --------       --------

               Total liabilities and stockholders' equity        $ 28,014       $ 39,638
                                                                 ========       ========


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Month Periods           Nine Month Periods
                                                    Ended September 30,           Ended September 30,
                                                  -----------------------       -----------------------
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
Revenue
  Professional services                           $  8,995       $ 19,641       $ 24,869       $ 76,852
  Managed services                                   2,132          1,952          6,836          9,238
                                                  --------       --------       --------       --------
              Total revenue                         11,127         21,593         31,705         86,090
Direct costs
  Professional services                              6,140         11,624         17,075         42,073
  Managed services                                   2,298          2,825          7,171          8,747
                                                  --------       --------       --------       --------
              Total direct costs                     8,438         14,449         24,246         50,820
                                                  --------       --------       --------       --------

Gross margin                                         2,689          7,144          7,459         35,270

General, administrative and selling expenses         6,844          9,572         19,964         32,653
Non-recurring item                                      --          1,923           (136)         1,923
                                                  --------       --------       --------       --------

Income (loss) from operations                       (4,155)        (4,351)       (12,369)           694

Other expense (income), net                            (58)            42            (56)           213
                                                  --------       --------       --------       --------

Income (loss) before income tax                     (4,097)        (4,393)       (12,313)           481
Income tax provision (benefit)                      (1,598)        (1,713)        (4,802)           188
                                                  --------       --------       --------       --------

Net income (loss)                                 $ (2,499)      $ (2,680)      $ (7,511)      $    293
                                                  ========       ========       ========       ========

Net income (loss) per share-basic                 $  (0.18)      $  (0.20)      $  (0.55)      $   0.02
                                                  ========       ========       ========       ========
Net income (loss) per share-diluted               $  (0.18)      $  (0.20)      $  (0.55)      $   0.02
                                                  ========       ========       ========       ========

Weighted average shares outstanding-basic           13,561         13,537         13,559         13,533
                                                  ========       ========       ========       ========
Weighted average shares outstanding-diluted         13,561         13,537         13,559         13,596
                                                  ========       ========       ========       ========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

Net income (loss)                                     $(2,499)      $(2,680)      $(7,511)      $   293
Other comprehensive income (loss) - foreign
       currency translation adjustments                    45            43            (8)          (38)
                                                      -------       -------       -------       -------

Comprehensive income (loss)                           $(2,454)      $(2,637)      $(7,519)      $   255
                                                      =======       =======       =======       =======


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Month Periods Ended September 30,
                                                             --------------------------------------
                                                                    2000             1999
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $ (7,511)        $    293
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
       Depreciation and amortization                                 3,731            4,581
       Deferred income tax (benefit)                                  (248)          (1,180)
       Other non cash items                                             96            1,055
       Changes in certain operating assets and liabilities
         Accounts receivable                                         5,860           13,704
         Income tax receivable                                      (1,618)              --
         Prepaid and other assets                                   (1,522)          (2,176)
         Accounts payable                                              109           (2,369)
         Advanced billings                                              --             (300)
         Accrued compensation and commissions                       (1,870)             (18)
         Income taxes payable                                           --           (5,997)
         Other accrued liabilities                                    (887)             203
       Other                                                            (8)             511
                                                                  --------         --------
Net cash provided by (used in) operating activities                 (3,868)           8,307
                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture                                (1,250)          (1,244)
Proceeds from sale of equipment and furniture                           36               --
                                                                  --------         --------
Net cash used in investing activities                               (1,214)          (1,244)
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                (1,511)          (1,026)
Distribution to shareholder                                             --             (229)
Proceeds from issuance of common stock                                  --               16
                                                                  --------         --------
Net cash used in financing activities                               (1,511)          (1,239)
                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                (6,593)           5,824

Cash and cash equivalents, beginning of period                      10,390              776
                                                                  --------         --------

Cash and cash equivalents, end of period                          $  3,797         $  6,600
                                                                  ========         ========

Cash paid during the period for:
     Interest                                                     $    200         $    296
     Income taxes                                                 $    123         $  6,703
Non-cash investing and financing activities:
     Equipment acquired under capital lease                       $     --         $    473


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

The financial information included herein for the three and nine month periods ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from the Company's audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 1999 Annual Report on Form 10-K.

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

The following provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share data):

                                                           Three Month Periods                Nine Month Periods
                                                           Ended September 30,                Ended September 30,
                                                          2000             1999             2000             1999
                                                        --------         --------         --------         --------
Weighted average shares outstanding                       13,561           13,537           13,559           13,533
Dilutive common stock options using the treasury
    stock method                                              --               --               --               63
                                                        --------         --------         --------         --------
Weighted average diluted shares outstanding               13,561           13,537           13,559           13,596
                                                        ========         ========         ========         ========

Net income (loss)                                       $ (2,499)        $ (2,680)        $ (7,511)        $    293
Earnings (loss) per share - basic                       $  (0.18)        $  (0.20)        $  (0.55)        $   0.02
Earnings (loss) per share - diluted                     $  (0.18)        $  (0.20)        $  (0.55)        $   0.02


For the three month periods ended September 30, 2000 and September 30, 1999 respectively, options to purchase 2,055 and 1,865 common shares at prices of $0.25 to $34.13 and $0.25 to $34.75 were excluded from the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect. Likewise, for the nine month periods ended September 30, 2000 and September 30, 1999 respectively, options to purchase 2,003 and 1,406 common shares at prices of $0.25 to $34.13 and $6.21 to $34.75 were excluded from the computation of diluted earnings (loss) per share.

Note 4: Non-Recurring Charge

A non-recurring charge of $1.9 million was recorded in the quarter ended September 30, 1999. The charge resulted from the Company's transition from providing products and consulting services addressing Year 2000 remediation to providing information technology consulting and other services. The non-recurring charge consisted of (in thousands):

        Capitalized product development                           $  388
        Asset impairment                                             667
        Severance costs                                              868
                                                                  ------
                                                                  $1,923
                                                                  ======


Write-off of capitalized product development represented costs associated with the development of the Company's Ardes 2K and IVR products. The Company decided to discontinue selling these products as they are no longer a part of the Company's core business strategy.

Asset impairment reflected the write-down of certain computer equipment at the Company's Managed Services division. This equipment was used specifically in the testing of platforms for compliance with Y2K and due to the shift in the focus to enterprise integration would not be fully utilized. The Company wrote these assets down to their estimated net realizable value and has subsequently used the assets at a lower utilization rate.

Severance costs reflected a workforce reduction of approximately 240 individuals primarily in field consulting.

The non-recurring item in the nine month period ended September 30, 2000 reflects a reversal of the unused portion of the severance cost described above. The number of people receiving severance was less than originally reported primarily due to the number of voluntary terminations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 1999 Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2000

The Company has shifted its business from principally providing services related to Y2K remediation to providing a range of information technology (IT) professional and managed services focusing on testing services and quality assurance consulting. Revenue of $11.1 million in the third quarter ended September 30, 2000 declined 48 percent from revenue of $21.6 million in the quarter ended September 30, 1999. The decrease in revenue was primarily due to revenue from current service offerings not compensating for the decline in Y2K revenue. Y2K revenue represented approximately 68 percent of the Company's revenue in the third quarter of 1999, and was not material in the third quarter of 2000. The decline in revenue was most evident in the Company's professional services business, which decreased 54 percent to $9.0 million due largely to a decline in field consulting projects, offset to some extent by an increase in testing and applications outsourcing. Managed services revenue of $2.1 million increased 9 percent in the quarter ended September 30, 2000 over the comparable quarter a year ago. The Company does not expect any Y2K revenue in future periods and it is anticipated that future revenue growth will come primarily from testing and quality assurance services.

Direct costs decreased 42 percent in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 in response to reduced revenue levels. However, this decrease did not fully compensate for the reduced revenue as gross margin declined 62 percent in the quarter ended September 30, 2000 compared to the prior year period. Gross margin as a percentage of revenue of 24 percent in the quarter decreased from 33 percent in the comparable prior year period. Professional services gross margin declined to 32 percent in the period ended September 30, 2000 from 41 percent in the prior year period. This decline was the result of lower utilization rates for the Company's field consulting workforce. As a result of the lower utilization rates, during the quarter ended September 30, 2000, the Company reduced the number of consultants based on the requirements of the current projects. Severance related to this reduction is included in general, administrative and selling expense. Additional actions were taken subsequent to the end of the third quarter. The result of these actions will be reflected in the fourth quarter financial statements. Managed services gross margin improved to a negative 8 percent from a negative 45 percent in the prior year. The data center assets, which are largely fixed cost in nature, are under utilized, which contributes to the current negative gross margins.

General, administrative and selling expenses decreased 29 percent in the quarter ended September 30, 2000 compared to the prior year period. The decrease was primarily due to reduced employee related costs. Included in the results of the quarter ended September 30, 2000 was severance of $200,000 related to the actions mentioned above along with a reduction of selected administrative positions. As a percent of revenue, general, administrative and selling costs increased to 62 percent compared to 44 percent in the comparable prior year period.

Other expense (income) recorded in 2000 and 1999 consists primarily of the interest component of capital leases, offset by interest income and other non-operating items.

The Company's annual effective tax rate was 39 percent in both the quarter ended September 30, 2000 and in the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000

Revenue of $31.7 million in the nine months ended September 30, 2000 declined 63 percent from revenue of $86.1 million in the nine months ended September 30, 1999. As mentioned above, the decrease in revenue resulted primarily from the shift in the Company's business from Y2K remediation services to providing a range of IT professional and managed services. Approximately 3 percent of total revenue in the nine months ended September 30, 2000 was related to Y2K remediation compared to approximately 75 percent in the comparable prior year period. The Company's professional services business decreased 68 percent to $24.9 million, due largely to a decline in field consulting projects, offset to some extent by an increase in testing and applications outsourcing. Managed services revenue of $6.8 million decreased 26 percent due to an absence of Y2K testing contracts.

Direct costs decreased 52 percent in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 in response to reduced revenue levels. This decrease did not fully compensate for the reduced revenue as gross margin declined 79 percent in the nine months ended September 30, 2000 compared to the prior year period. Gross margin as a percentage of revenue decreased to 24 percent from 41 percent in the comparable prior year period. Professional services gross margin declined to 31 percent in the nine months ended September 30, 2000 from 45 percent in the prior year period. This decline was the result of lower utilization rates for the Company's field consulting workforce. Managed services gross margin declined to negative 5 percent from 5 percent in the prior year.

General, administrative and selling expenses decreased 39 percent in the nine months ended September 30, 2000 compared to the prior year period. The decrease was primarily due to reduced employee related costs. As a percent of revenue, general, administrative and selling costs increased to 63 percent from 38 percent in the comparable prior year period.

In the quarter ended September 30, 1999, the Company recorded a non-recurring charge of $1.9 million for severance, write-off of capitalized development costs and asset impairment write-downs. From 1991 to 1999, the Company derived a significant percentage of its business in consulting work associated with Y2K remediation projects. In 1999, the Company redirected its service offerings to enterprise integration solutions, quality assurance and testing and outsourcing. In transitioning to this business strategy, the Company reduced its workforce of field consultants in order to align the workforce with the current level of demand for its service offerings. The Company has also reduced general and administrative staffing levels to reflect lower expected revenues in the near future.

The Company wrote off capitalized development costs associated with the Ardes 2K and IVR products. These products were specifically designed to assist in the remediation of Y2K issues. The Company determined that these products were not aligned with the future business strategy and therefore discontinued selling these products, and wrote off all capitalized costs associated with the products.

Asset impairments reflect the write-down of certain computer equipment at the Company's Managed Services division. This equipment was used specifically in the testing of platforms for compliance with Y2K and due to the shift in focus to enterprise integration will not be fully utilized. The Company has written these assets down to their estimated net realizable value and intends to hold these assets for potential future projects which could require the specific equipment identified.

The non-recurring item of $136,000 in 2000 represents a reversal of the unused portion of the restructuring charge incurred in the third quarter of 1999. The number of people receiving severance was less than originally expected primarily due to the number of voluntary terminations.

Other expense (income) recorded in 2000 and 1999 consists primarily of the interest component of capital leases, offset by interest income and other non-operating items.

The Company's annual effective tax rate was 39 percent in both the nine month periods ended September 30, 2000 and September 30, 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had $15.6 million of working capital, of which $3.8 million was cash and cash equivalents. Since December 31, 1999, cash flow used in operations was $3.9 million primarily to fund the Company's operating losses. Cash flow used in financing and investing activities was an additional $2.7 million resulting in a reduction in cash since December 31, 1999 of $6.6 million.

The Company has recorded the benefit of tax carrybacks for the operating losses incurred in 2000. The Company expects to receive a tax refund of approximately $4 million after filing its 2000 tax returns.

The Company is seeking to obtain a working capital line of credit with a financial institution. Should the Company fail to secure a line of credit, other sources of liquidity, including debt and equity financing, would be sought.

Although the Company has taken actions to decrease its expenses in order to improve profitability, continued operating losses combined with the absence of a line of credit or alternative sources of liquidity could have a material impact on the Company's ability to fund continuing operations in the short term.

In October 2000, the Company retained the investment bank of Updata Capital to assist in the review of the strategic alternatives available to the Company. This may include transactions involving the Company's operations and financing alternatives, with the objective of increasing shareholder value.


Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 1999 Annual Report on Form 10K contains certain forward-looking statements, including, among others, (i) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategies for expanding its presence in the computer services industry (including expanding its testing and quality assurance offerings, the ability to secure technology partnerships and capturing additional outsourcing clients); and (iii) the Company's ability to distinguish itself from its current and future competitors.

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

        Not Applicable.



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed as a part of this report, and this list is intended to constitute the exhibit index:

             Exhibit No.
             -----------

                 27.     Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Data Dimensions, Inc.
                                   (Registrant)


      November 14, 2000             /s/ Laurence C. Leslie
      -------------------          ---------------------------------------------
      Date                         Laurence C. Leslie, Executive Vice President,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)