Form 10-K405
period 2000-12-31
DATA DIMENSIONS INC
filed 2001-04-02
CIK 26990

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITY EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of February 28, 2001 was approximately $5.4 million.

     As of February 28, 2001, there were 13,560,972 shares of Common Stock, par value $.001 per share, outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             DATA DIMENSIONS, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Description of Business.....................................    3
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   17

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   17
Item 11.  Executive Compensation......................................   19
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   24
Item 13.  Certain Relationships and Related Transactions..............   25

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   26
Signatures............................................................   28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The following discussion contains certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements and Associated Risks."

GENERAL

     Data Dimensions, Inc. and its subsidiaries ("Data Dimensions" or the "Company") provide comprehensive, outsourced testing, quality assurance ("QA") and application development and maintenance ("ADM") services through a network of test labs, field consultants and an offshore applications solution center. From 1991 through 1999, the Company derived the majority of its revenue by providing solutions specifically related to the millennium date change ("Y2K"). During 2000, the Company transitioned to its current focus of providing QA and test services from a strategy of providing more general information technology services, including Y2K and other consulting services. The Company's clients consist primarily of product development organizations and on-line service providers, ranging from large organizations to emerging companies in the information technology, manufacturing, financial services and pharmaceutical industries. The Company was incorporated under Delaware law in 1968.

     In the third quarter of 2000, the Company retained an investment banking firm to assist in assessing various alternatives designed to increase shareholder value. Consistent with its strategy to focus on QA and Testing services, the Company sold its data center outsourcing business in December of 2000. In March 2001, the Company announced that it has entered into a merger agreement with Lionbridge Technologies, Inc. The transaction will be presented to shareholders for approval before July 31, 2001.

     The Company is organized into two divisions: Quality Assurance and Testing, and Application Development and Maintenance. Each division has a mission to provide services that support specific market segments and customers.

INDUSTRY BACKGROUND

     Businesses continue to expand the use of technology to manage information and processes and to create new and increasingly complex products. Concurrently, software has become ubiquitous -- and a more important component in the development and delivery of products and services, ranging from traditional business application software to the software built into cellular telephones, automated teller machines, and point-of-sale devices. With each advance in technology, new business products or processes are created and delivered to a broader class of customers.

     Within this environment, many companies are challenged by the growth in the demand for software, often outpacing their ability to design, build and test that software. In the past, organizations have often sacrificed speed for quality, or vice versa. However, in today's rapidly changing business environment, as software becomes more business-critical, organizations can no longer afford to sacrifice one for the other. It is becoming increasingly important for businesses to adopt more effective approaches to their software development and deployment process. Exacerbating the speed and quality trade-off, software is becoming more complex, requiring coordinated teams of professionals to develop and deploy it. These teams must work in unison to meet today's increased speed and quality needs.

     The Company believes the following factors are driving the market demand for its services:

     Ubiquity and complexity of software. The effective and consistent functioning of software applications has become critical to business success with the ability to quickly develop and deploy high-quality software solutions that meet customer and user needs becoming a critical competitive advantage. As the number and complexity of software applications continue to expand, the challenge facing many organizations is that the demand for software is surpassing their internal staff's ability to design, build and test these applications, within narrow time-to-market windows. Many organizations seek to address this challenge by increasing the capabilities of their development and testing environment by applying proven techniques and practices, often in an outsourced manner.

     The growth of e-Business. The adoption of Internet-enabled business models has created a new competitive environment for traditional and emerging organizations. Enabling the seamless flow of information across the organization and between customers, suppliers and partners for e-Business processes has numerous implications for information technology ("IT") infrastructures. Companies need a combination of integration technologies, security, business process optimization and thorough testing to fully capture the benefits of e-Business initiatives.

     A shortage of relevant IT skills. Many organizations are finding it difficult to expand their IT staffs with individuals knowledgeable in the diverse technologies and architectures required to design, develop, implement and test contemporary information systems in a cost effective and efficient manner. The increased demand for software applications, combined with the proliferation of sophisticated technology, is driving an unfilled need for software professionals at every level.

     Merits of outsourcing. The number of companies opting to outsource all or part of their IT function continues to grow as organizations focus on core business initiatives and utilize external expertise to reduce the growing burden on in-house IT staffs, deliver increased efficiencies and best-of-breed practices, while often reducing total costs. Testing services are well suited for outsourcing by providing specialized resources during peak demand periods, such as product release cycles. In addition, outsourced testing services give businesses the chance to have their applications objectively evaluated by a third party.

     Time-to-market demands. As the pace of new product introduction accelerates, software developers are under increased pressure to reduce development cycles and to get new products to market earlier. Outsourced testing services can provide a more cost effective and time sensitive solution than is inherent in most internal IT organizations by providing specialized resources on a scale appropriate to meet time-to-market requirements.

     Growing concerns over security and privacy. The systematic way software has been created and deployed often produces "doors" for hackers to enter. Each time a new software application, or update, emerges, it runs the risk of causing a ripple effect in existing defenses. Untested software, and poor quality processes, increases the likelihood of undiscovered entry points.

STRATEGY

     The Company's goal is to be the leading provider of outsourced quality assurance and testing services. The Company's strategies include the following key elements:

     Expand Quality Assurance and Testing Practice Areas. The Company intends to further expand its QA and Testing services to address the critical nature of today's software applications by increasing the breadth of its services to include Web related applications, embedded devices, wireless applications and accessibility testing. Further, the Company seeks to leverage technology knowledge gained in one practice area by adding similar QA and Testing services in related areas (for example, infrared and Bluetooth technologies).

     Leverage Existing Clients. The Company seeks to increase the services provided to its existing clients by selling to other product groups within product development organizations and expanding the scope of initial engagements with smaller, emerging companies.

     Expand Geographic Presence. The Company intends to expand the number of its Test Centers to provide additional testing capacity and greater proximity to clients.

     Develop technology partnerships and alliances. The Company intends to develop partnerships and other such relationships with leading vendors of software testing tools to provide its clients with the most appropriate testing platforms. Additionally, the Company intends to team with Web development firms to provide third party testing services for end user clients.

COMPANY SERVICES

     The Company provides services designed to mitigate business risk and allow its clients to gain confidence in their software applications. The Company's services include:

     QUALITY ASSURANCE AND TESTING. The Company provides comprehensive software QA and Testing solutions for product development organizations and on-line service providers from the Company's Test Centers and through its field consultants.

     Quality assurance. The Company's Quality Assurance consulting services help client organizations identify processes within their organization to prevent defects (QA). In addition, the Company helps implement processes that address the client's need for defect detection (testing). These services are most often delivered by the Company's field consultants at a client's site rather than at the Company's Test Centers. These services include:

     - QA Evaluation -- often serving as an initial client engagement, the QA evaluation is designed to assist clients in documenting, improving and/or streamlining their QA and test function.

     - Test Planning -- assisting clients in the preparation and management of the overall testing process, including the review of current development activities, project objectives, and the business use of the applications/systems; developing a Test Strategy to establish the parameters for testing; developing a Test Plan for the testing effort; creating use cases, test cases, and test scripts.

     - QA Program Implementation -- enactment of operational changes related to testing methodologies and disciplines, change management procedures, quality control practices, and/or application requirements/development standards.

     Testing. Application and system testing are critical steps in the release of a new product or implementation of a new enterprise system. In-house testing exposes companies to a greater risk of data contamination and can even interfere with business-critical operations. Through a network of Test Centers located in the United States and Ireland, the Company offers comprehensive testing and training that results in production-quality products and systems. During the process, the Company gains further insight into the latest products, technologies and platforms. The following exemplifies the types of testing services provided:

     - Performance -- Services include load/stress and scalability testing to determine whether features and functions perform within acceptable parameters for a positive user experience.

     - Usability -- Services include compatibility and functionality testing to determine whether the features and functions perform as intended and interoperate as required.

     - Compliance -- Services include certification and validation testing to determine whether the software adheres to specifications.

     - Universality -- Services include accessibility testing and localization to determine whether the product or service supports the special needs of users less able, or address language and cultural consistency.

     APPLICATION DEVELOPMENT AND MAINTENANCE. Application development and maintenance (ADM) services help clients effectively manage and enhance existing business systems to improve performance while better controlling costs. Under this service offering, the Company manages clients' business applications with the objective of improving software quality, processes, and costs. ADM engagements may also encompass development of new applications, as directed by clients. The Company operates an offshore Application Solution Center in Galway, Ireland, in concert with on-site consultants, to provide its clients with ADM services across a range of platforms and operating environments. The Company's ADM services include:

     - Application and Web development -- the design and coding of new applications such as knowledge portal development, legacy application extension and application integration.

     - Application maintenance and production support -- management, enhancement and support of existing computer applications.

SALES, MARKETING AND CLIENTS

     The Company markets its services through its direct sales force located throughout the continental United States and the United Kingdom. As of February 28, 2001, the direct sales force was comprised of 18 employees. The Company focuses its marketing efforts on product development organizations, on-line service providers and commercial organizations with significant technology needs that can be addressed by the Company's QA consulting, testing, and application outsourcing services. While the Company performs work for organizations in a wide variety of industries, most of its revenue is derived from the following industry groups: information technology, manufacturing, financial services and pharmaceuticals.

     The Company has historically derived, and may in the future derive, a significant percentage of its total revenue from a relatively small number of clients. The Company's ten largest clients accounted for approximately 55 percent and 48 percent of the Company's total revenue during the years ended December 31, 2000 and 1999, respectively. Hewlett-Packard accounted for approximately 17 percent and the Los Angeles Department of Water and Power accounted for approximately 11 percent of the Company's consolidated revenue in 2000 and 1999, respectively.

     Y2K remediation services accounted for approximately 3 percent and 76 percent of the Company's total revenue during the years ended December 31, 2000 and 1999, respectively. The Company expects no future Y2K related revenue.

     The Company relies on its dedicated sales force to generate new clients as well as pursue potential leads related to its QA and Testing offerings. To this end, the Company's sales personnel are encouraged to engage in direct marketing techniques including visits to businesses within the Company's target market. In addition, the sales force responds to requests for proposals, follows-up on client referrals and pursues leads resulting from Company sponsored seminars, direct mail campaigns, industry conferences and in-bound client inquiries.

     The Company utilizes two independent sales representatives in connection with sales of its application development and maintenance services. These sales representatives operate under contracts, with one year terms, that define the territory and commission structure under which they market the Company's services.

     The Company has previously entered into license agreements with certain domestic and international organizations pursuant to which these licensees could resell agreed-upon Company products, as well as utilize the Company's methodology in performing Y2K project work. These licenses were generally exclusive to a specific geographical territory. As more fully described in Note 4 to the Consolidated Financial Statements, during 1999 the Company discontinued its product-based business and consequently does not expect to utilize such license agreements in the future.

INTELLECTUAL PROPERTY

     The Company has no patents or patent applications pending relating to its ADM or QA and Testing businesses and relies on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its intellectual property rights. This intellectual property largely consists of a documented set of processes (Modular Repeatable Processes) utilized in the Company's ADM business and certain software applications related to software error logging and reporting utilized in its QA and Testing business.

     Existing trade secret and copyright laws provide only limited protection. The Company enters into confidentiality agreements with its employees and requires outside consultants and some clients to enter into such agreements. The Company also protects its proprietary information by limiting access to and distribution of proprietary information. There can be no assurance that these arrangements will be adequate to deter misappropriation of proprietary information.

     The Company's intellectual property has also consisted of its Millennium Process and Ardes 2k, which were related to its Y2K offerings. The Millennium Process consists of a documented set of procedures for resolving the widespread problems caused by the inability of certain computer systems to properly interpret dates for the year 2000 and beyond (Y2K). The Company has licensed the use of the Millennium Process to consulting firms located throughout the world.

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

     As more fully described in Note 4 to the Consolidated Financial Statements, during 1999 the Company discontinued its product-based business and consequently does not expect additional revenue to be derived from its Millennium Process or Ardes 2k products.

PRODUCT AND TECHNOLOGY DEVELOPMENT

     The Company invested approximately $52,000 in capitalized product development costs in 1998 and has made no investment since then. The costs incurred in 1998 consisted of personnel and other related expenses to develop Ardes 2k and Interactive Vendor Review. These products have been sold directly to clients and to third-party providers, including computer and software companies, and consultants. The Company recorded product and technology development expense, including amortization of the capitalized costs of $0, $900,000 and $672,000 in 2000, 1999 and 1998, respectively. These amounts include write-downs of capitalized product development of $388,000 in 1999, which is included in non-recurring charges in the Consolidated Statement of Operations.

COMPETITION

     The market for the Company's services is highly fragmented with many competitors and low barriers to entry. The competitive market factors are service, price, flexibility and responsiveness, and the expertise and experience of the personnel provided to clients. The Company's competitors include:

     - Independent testing labs and divisions of IT organizations such as VeriTest (a division of Lionbridge Technologies, Inc.) and Ajilon Software Quality Partners (a division of Adecco, SA).

     - The professional services divisions of larger organizations such as International Business Machines, Unisys Corporation and Accenture.

     - Companies such as Keane Inc., Computer Horizons, Inc., and Ciber Inc.

     - Internal QA and Testing departments of Global 2000 and emerging companies.

     The Company believes its primary advantages in the market are the experience and expertise of its personnel in providing quality testing solutions in conjunction with a high degree of flexibility and responsiveness to clients' requirements.

     Some of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the QA and Testing market.

EMPLOYEES

     As of February 28, 2001, the Company employed approximately 325 full-time employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company considers its relationship with its employees to be good. The Company supplements its full-time employees, when necessary, with administrative and technical contractors and temporary personnel. As of February 28, 2001, the Company engaged 107 contractors and temporary personnel.

ITEM 2. PROPERTIES

     The Company maintains its headquarters in a leased facility in Bellevue, Washington, which lease will expire in 2002. In addition, the Company maintains leased office space for testing labs and small regional offices in the US. The Company also leases facilities in Cheshire, England and Galway, Ireland. Most of the Company's leases have terms in excess of one year. The Company believes its facilities are in good condition.

ITEM 3. LEGAL PROCEEDINGS

     As of February 28, 2001, there were no material pending legal proceedings to which the Company is a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY STOCKHOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market System under the symbol "DDIM."

     The stock prices presented are the high and low bid prices as quoted on the Nasdaq National Market System.

                                                              HIGH      LOW
                                                              -----    -----
2000
First Quarter ended March 31, 2000..........................  $7.56    $2.25
Second Quarter ended June 30, 2000..........................   4.44     1.66
Third Quarter ended September 30, 2000......................   3.13     0.94
Fourth Quarter ended December 31, 2000......................   1.13     0.22

                                                              HIGH      LOW
                                                              -----    -----
1999
First Quarter ended March 31, 1999..........................  $9.38    $3.75
Second Quarter ended June 30, 1999..........................   4.88     2.81
Third Quarter ended September 30, 1999......................   4.38     1.38
Fourth Quarter ended December 31, 1999......................   5.00     1.13

     On February 28, 2001, the closing price of the Common Stock on the Nasdaq National Market System was $0.47 per share. As of February 28, 2001, there were approximately 628 holders of record of the Company's Common Stock.

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

     Nasdaq notified the Company of its decision to delist its Common Stock from the Nasdaq National Market System as of March 8, 2001. Nasdaq's decision to delist was due to the Company's noncompliance with Nasdaq listing standards that require a company to maintain a minimum bid price of $1.00 per share. On March 5, 2001, the Company requested, and was granted, an oral hearing before the Nasdaq Listing Qualifications Panel to review the decision by Nasdaq. The oral hearing is scheduled for April 5, 2001. The request stayed the delisting of the Company's Common Stock pending the decision of the Nasdaq Listing Qualifications Panel. There is no assurance the decision by the Nasdaq Listing Qualifications Panel will be favorable to the Company. If delisted the Company's stock could be traded on either the Over-The-Counter or the Small Cap markets.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the Company's financial statements. The data should be read in conjunction with the financial statements, related notes and other financial information included herein. Revenue, income (loss) from continuing operations, net of tax and Income (loss) from continuing operations, net of tax per share have been restated to reflect the reclassification of the data center operations to discontinued operations. See Note 3 to the Consolidated Financial Statements for more information. (in thousands, except per share data)

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2000       1999        1998       1997       1996
                                         --------    -------    --------    -------    -------
Revenue................................   $32,408    $90,404    $101,733    $53,066    $21,776
Income (loss) from continuing
  operations, net of tax...............   (11,102)     1,992       7,834     (3,086)       839
Net income (loss)......................    (9,476)       843       9,202     (2,873)     1,525
Income (loss) from continuing
  operations, net of tax per diluted
  share................................     (0.82)      0.14        0.58      (0.24)      0.07
Net income (loss) per diluted share....     (0.70)      0.06        0.69      (0.22)      0.13
Total assets...........................    23,135     39,638      51,937     34,713     25,074
Working capital........................    15,148     22,604      19,363     10,485     15,728
Long term debt, net of current
  portion..............................        --         --          --        491        761

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report contains certain forward-looking statements, including, among others, (i) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin, selling, general and administrative and expenses); (ii) the Company's business strategies for expanding its presence in the software quality assurance and testing market (including expanding the number of testing services offered, geographic expansion, gaining additional business from individual client organizations, and securing technology partnerships); and (iii) the Company's ability to distinguish itself from its current and future competitors.

     These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include, (i) the overall demand for Information Technology consulting services and specifically customer demand for outsourced testing and quality assurance services; (ii) the Company's ability to keep pace with rapidly changing technology and to develop new service offerings; (iii) the Company's dependence on its clients' product release cycles; (iv) the absence of long-term contracts and the impact on the Company of the loss of a major client; (v) unanticipated working capital or other cash requirements; (vi) the Company's ability to attract and retain qualified technical personnel; and, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will, in fact, transpire.

OVERVIEW

     The Company provides comprehensive, outsourced testing, quality assurance
(QA) and application development and maintenance (ADM) services through a network of test labs, field consultants and an offshore applications solution center. From 1991 through 1999, the Company derived the majority of its revenue by providing solutions specifically related to the millennium date change (Y2K). During 2000, the Company transitioned to its current focus of providing QA and Test services from a strategy of providing more general information technology services, including Y2K and other consulting services. The Company's clients consist primarily of product development organizations and on-line service providers, ranging from large organizations to emerging companies in the information technology, manufacturing, financial services and pharmaceutical industries.

     In the third quarter of 2000, the Company retained an investment banking firm to assist in assessing various alternatives designed to increase shareholder value. In March 2001, the Company announced that it entered into a merger agreement with Lionbridge Technologies, Inc. The transaction will be presented to shareholders for approval before July 31, 2001.

     In December 2000, the Company sold its data center outsourcing subsidiary, Data Dimension Information Services ("DDIS") in a cash transaction. The Company received $1.8 million of the $5.4 million purchase price at the closing of the transaction, and the remaining balance was paid in January 2001. The Company's financial results have been presented to reflect this business as a discontinued operation for all periods presented.

     In August 1998, in a pooling of interests transaction, the Company acquired ST Labs, Inc. ("ST Labs"), a Bellevue, Washington based company that provides information technology quality assurance and testing services to its customers. At the time of the merger, ST Labs became a wholly-owned subsidiary of the Company. On February 1, 1999, ST Labs was merged into Data Dimensions, Inc. and the business of ST Labs, along with other testing services, is now conducted by the Company using the name Data Dimensions Test Centers and forms the basis of the Company's QA and Testing services.

     The Company markets its QA and Testing services in the United States through a direct sales force and utilizes independent sales representatives to sell its Application Development and Maintenance services. The Company has previously leveraged its Y2K technology by licensing the right to use its Y2K consulting process to consulting firms operating in more than fifty countries worldwide. It is not expected that such licensing will be applicable in the future. The Company has an office near London, England to market the Company's services to the United Kingdom and European markets.

     The Company's QA and Testing and ADM revenue consists primarily of billable hours for services provided by its technical consultants multiplied by contract rates, and this revenue is recognized when services are performed. Direct costs consist primarily of salaries, benefits, and other costs directly related to services provided.

     The level of gross margin primarily depends on the productivity of the Company's billable personnel. Productivity is based on the number of billable personnel and their billing rates, the number of working days in a period and the number of hours worked per day. Billable personnel are paid salaries; however, clients are most often charged a time-based rate. The Company's QA and Testing and Application Development and Maintenance gross margins may vary due to the differing salary structures for its billable personnel, utilization rates and contract durations.

     General, administrative and selling expenses consist primarily of administrative personnel compensation and benefits, recruiting, marketing, promotion, investor relations, office expenses, travel, and other general overhead.

RESULTS OF OPERATIONS

     The following table sets forth certain data for the three years ended December 31 as a percentage of revenue.

                                                          2000       1999       1998
                                                          -----      -----      -----
Revenue.................................................  100.0%     100.0%     100.0%
Direct costs............................................   69.3       55.5       48.3
                                                          -----      -----      -----
Gross margin............................................   30.7       44.5       51.7
General, administrative and selling expenses............   79.4       41.7       38.1
                                                          -----      -----      -----
Income from operations before non-recurring charges.....  (48.7)       2.8       13.6
Non-recurring charges...................................   (0.4)       1.3        0.8
                                                          -----      -----      -----
Income (loss) from operations...........................  (48.3)       1.5       12.8
Other expense (income)..................................   (0.6)      (2.1)       0.1
                                                          -----      -----      -----
Income (loss) from continuing operations before income
  tax...................................................  (47.7)       3.6       12.7
Income tax provision (benefit) from continuing
  operations............................................  (13.4)       1.4        5.0
                                                          -----      -----      -----
Income (loss) from continuing operations, net of tax....  (34.3)       2.2        7.7
Income (loss) from discontinued operations, net of
  tax...................................................   (4.5)      (1.3)       1.3
Gain from sale of discontinued operations, net of tax...    9.6         --         --
                                                          -----      -----      -----
Net income (loss).......................................  (29.2)%      0.9%       9.0%
                                                          =====      =====      =====

     The Company conducts its business through two operating divisions consisting of QA and Testing, and Application Development and Maintenance.

     QA and Testing: Through a network of Test Centers and on-site field consultants, the Company provides comprehensive, outsourced software quality assurance and test solutions for product development organizations and on-line service providers including practice areas of printers and peripherals, publishing and education, embedded systems and Web testing.

     Application Development and Maintenance: Under this service offering, the Company manages clients' business applications with the objective of improving software quality, processes, and costs. ADM engagements may also encompass development of new applications, as directed by clients. The Company operates an offshore Application Solution Center in Galway, Ireland, in concert with on-site consultants, to provide its clients with ADM services across a range of platforms and operating environments.

  Comparison of 2000 to 1999

     The Company's 2000 total revenue of $32.4 million decreased 64 percent from revenue of $90.4 million in 1999. The decline in total revenue is largely attributed to a decline in Y2K remediation projects, which provided the majority of 1999 revenue. QA and Testing revenue of $20.6 million increased 57 percent from revenue of $13.1 million in 1999 due largely to the addition of a field delivered Quality Assurance practice as well as increased customer billings at certain larger Test Center clients. Applications Development and Maintenance revenue increased 300 percent to $7.2 million in 2000 compared to $1.8 in 1999, its first year of operations. The increase in revenue was largely caused by an increased number of customer contracts.

     Gross margin as a percentage of revenue decreased to 31 percent in 2000 from 45 percent in 1999. Contributing to the decrease was a lower utilization rate of the Company's field consultants as Y2K projects were completed, without a corresponding increase in non-Y2K business. The Company reduced its field consulting workforce in the third and fourth quarters of 2000 as it exited certain markets and focused on providing QA and Testing, and ADM services.

     General, administrative and selling expense of $25.7 million decreased 32 percent from $37.7 million in 1999. The decrease was primarily due to a decrease in the number of employees in sales and administrative functions, as well as overall expense reductions. The Company reduced general, administrative and sales resources in the third and fourth quarters of 2000 as it exited certain markets and focused on providing QA and Testing, and ADM services. This was offset, somewhat by an expense of $2.1 million related to increasing the allowance for bad debts in the fourth quarter of 2000. General, administrative and selling expense represented 79 percent of total revenue in 2000 compared to 42 percent in 1999 due to the decrease in revenue.

     Non-recurring income of $136,000 in 2000 related to the reversal of certain charges associated with the Company's 1999 restructuring activity. The reversal was due to increased voluntary terminations. Non-recurring charges of $1.2 million in 1999, more fully described in Note 4 to the Consolidated Financial Statements, resulted from the Company's transition from providing products and consulting services addressing Y2K remediation to providing information technology consulting and other services. The 1999 charge was for severance costs and asset write-downs associated with the Company's restructuring efforts as part of this transition.

     Income (loss) from continuing operations, net of tax was a loss of $11.1 million in 2000 versus income of $2.0 million in 1999. The loss in 2000 resulted from reduced gross margins on significantly less revenue and higher general, administrative and selling expenses in relation to revenue.

     Net income (loss) was a loss of $9.5 million in 2000 and reflective of a loss from discontinued operations of $1.5 million and a gain on the sale of the discontinued operations of $3.1 million. In 1999, net income was $843,000 reflecting a loss from discontinued operations of $1.1 million.

     The annual effective tax rate in 2000 was 28 percent versus 39 percent in 1999. The 1999 rate is higher than the statutory rate due largely to state income tax provisions. This was offset, to some extent, by income generated by foreign entities operating in jurisdictions which have lower tax rates. The tax losses incurred in 2000 can be carried back and applied to 1998 and 1999 federal taxes paid, subject to certain limitations. The limitations and the fact that certain states do not provide for carryback provisions reduced the benefit generated by the tax losses.

  Comparison of 1999 to 1998

     The Company's 1999 total revenue of $90.4 million decreased 11 percent from revenue of $101.7 million in 1998. The decline in total revenue can largely be attributed to a decline in Y2K remediation projects, which provided the majority of 1999 and 1998 revenue. QA and Testing revenue of $13.1 million decreased 5 percent from revenue of $13.7 million in 1998 due largely to an overall reduction in average revenue per project, partially offset by an increase in Web related testing. Applications Development and Maintenance revenue was $1.8 million in 1999, its first year of operation.

     Gross margin as a percentage of revenue decreased to 45 percent in 1999 from 52 percent in 1998. Contributing to the decrease was a lower utilization rate of the Company's field consultants as Y2K projects were completed, without a corresponding increase in non-Y2K business. As more fully described in Note 4 to the Consolidated Financial Statements, the Company initiated a restructuring plan in the third quarter of 1999 to better align its expenses with revenue expectations.

     General, administrative and selling expense of $37.7 million decreased 3 percent from $38.8 million in 1998. The decrease was primarily due to a reduction in the number of employees in sales and administrative functions in the second half of the year. As more fully described in Note 4 to the Consolidated Financial Statements, the Company initiated a restructuring plan in the third quarter of 1999 to better align its expenses with revenue expectations, producing lowered general, administrative and selling expenses in the second half of 1999. General, administrative and selling expense represented 42 percent of total revenue in 1999 compared to 38 percent in 1998.

     Non-recurring charges in 1999 were $1.2 million compared to $757,000 in 1998. The 1999 charge, more fully described in Note 4 to the Consolidated Financial Statements, resulted from the Company's transition from providing products and consulting services addressing Y2K remediation to providing information technology consulting and other services. The 1999 charge was for severance costs and asset write-downs associated with the Company's restructuring efforts as part of this transition. The 1998 charge was for merger related costs for the ST Labs acquisition in August 1998.

     The income from litigation settlement of $1.9 million in 1999 represents a settlement with an international licensee concerning royalties owed the Company related to Y2K work performed under license agreements.

     Income from continuing operations, net of tax decreased to $2.0 million in 1999 from $7.8 million in 1998. The decrease in 1999 resulted from reduced gross margins and higher general, administrative and selling expenses in relation to revenue.

     Net income of $843,000 in 1999 and $9.2 million in 1998 reflects a loss from discontinued operations of $1.1 million in 1999 and income from discontinued operations of $1.4 million in 1998.

     The annual effective tax rate in 1999 and 1998 was 39 percent. This is higher than the statutory rate due largely to state income tax provisions. This is offset, to some extent, by income generated by foreign entities operating in jurisdictions which have lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had $15.1 million of working capital, of which $2.1 million was cash and cash equivalents. Also included in current assets is a federal income tax receivable of $4.5 million. The Company expects to receive a refund of taxes paid in 1998 and 1999 as a result of carrying the tax losses of 2000 back against previous years income. The Company acquired $1.4 million, $1.5 million and $3.6 million of equipment and furniture, primarily computer equipment and office furniture, in 2000, 1999 and 1998, respectively. The Company expects to spend a lesser amount on equipment and furniture in 2001 than in 2000. The Company significantly increased its allowance for bad debts in the fourth quarter of 2000 in response to slowing payments and funding difficulty of some of its clients. In addition, several clients filed for bankruptcy late in the year and these amounts have been written-off.

     Cash flow from operating activities was $(6.7) million, $12.9 million and $1.9 million in the years ended December 31, 2000, 1999 and 1998, respectively. The negative cash flow in 2000 was primarily related to the operating losses incurred during the year. Continued operating losses would require additional sources of liquidity in order for the Company to meet its cash requirements. Sources of additional liquidity may be difficult to acquire or may be on terms not favorable to the Company. If additional liquidity is not available, the Company will need to reduce its expenses to ensure adequate liquidity for ongoing operating expenses.

     The Company had a $10 million, two-year, working capital, revolving line of credit with a bank that expired in June 2000. In January 2001, the Company entered into a line of credit agreement with another commercial bank under which the Company can borrow up to $7.5 million based on the value of certain current assets. The agreement calls for the Company to meet certain financial covenants. In conjunction with the line of credit, the Company issued warrants for the purchase of 150,000 shares of Common Stock at an exercise price of $0.90 per share and 75,000 shares of Common Stock at an exercise price of $0.75 per share. The value ascribed to these warrants is immaterial.

OUTLOOK -- ISSUES AND UNCERTAINTIES

     The following issues and uncertainties, among others, should be considered in judging the Company's long-term prospects:

  The Company is currently not profitable and has an accumulated deficit

     The Company experienced net losses of $11.1 million from continuing operations for the fiscal year ended December 31, 2000 due to its transition away from providing Y2K remediation services to providing quality assurance and testing services and has an accumulated deficit of $2.5 million. Although, the Company's quality assurance and testing revenue grew significantly in fiscal year 2000, this growth may not be sustainable or indicative of actual future results of operations.

 If the Company's losses continue, it will need to raise additional capital. If it is unable to raise capital or does so on unfavorable terms, the company may be unable to meet its cash requirements

     If the Company's losses continue, it will be unable to pay its expenses, unless it raises additional capital. If the Company needs to raise additional capital but is not able to raise the necessary funds or is able to do so only on unfavorable terms, the Company may not be able to meet the cash requirements necessary for the continued operation of its business as it is currently operated.

  The Company has experienced historical fluctuations in quarterly operating results

     The Company has experienced, and may experience in the future, fluctuations in quarterly operating results. Several factors may contribute to the fluctuations in revenue, including an absence of long term service contracts, the number and requirements of client engagements, the Company's ability to develop, introduce and successfully market new and enhanced services, customer's product development cycles, and general economic conditions which may affect customers' decisions about the extent and timing of their spending. Additional other factors may impact the Company's gross margins, including the number of projects and the corresponding project phase, employee productivity, staffing mix, and salary and compensation related costs to attract and retain qualified personnel.

  The Company could be negatively impacted by the loss of a major client or reduction of a major project

     The Company has depended on a limited number of clients to generate a significant amount of its revenue. Although there was a shift in the composition of the large clients from 1999 to 2000, but the Company's ten largest clients accounted for approximately 55 percent and 48 percent of the Company's revenue in 2000 and 1999, respectively. As a result, if one or more of these clients determine to terminate their relationship with the Company, reduce the scope of a large project or elect not to proceed to a project stage, such action could have a material adverse affect on the Company's financial performance and condition.

  The Company is significantly dependent on its ability to attract and retain skilled professionals

     The Company's business is labor intensive and depends to a significant extent on its ability to attract, train and retain highly skilled professionals. Qualified skilled professionals are in great demand in the information technology services industry and are likely to remain a limited resource for the foreseeable future. In addition, the industry has experienced high turnover rates. The ability of the Company to conduct operations is significantly dependent on the availability of skilled personnel and the ability of the Company to attract and retain these skilled employees. Recruiting and retention pressures throughout the industry will likely result in increases in the amount and type of compensation offered to employees. As a result, there can be no assurance that the Company will be able to attract sufficient qualified technical personnel or retain existing and future employees.

  The Company operates in a highly competitive market with low barriers to entry

     The market for quality assurance and testing services is highly competitive and the Company has many competitors. Some of the Company's competitors have longer operating histories, significantly greater resources and greater name recognition. If the Company fails to be competitive, its market position and revenue could fail to grow or potentially decline.

     There are few barriers to entry preventing companies from competing in the quality assurance and testing market. The Company does not own any patented or other technology or process that discourages or prohibits competitors from entering the market. In addition, information technology consulting companies, web consultants or others may enter the market and there is no assurance of the Company's ability to compete effectively with current or potential new competitors.

  If the Company cannot keep pace with technological changes, its business could suffer

     The quality assurance and testing market is characterized by rapidly changing client requirements and evolving technologies. If the Company cannot keep pace with the technological changes, it could lose clients and its business could suffer. The proliferation and ubiquity of software, the Internet's continued growth and changing industry standards add to the complexities of the market. In order to keep pace with the continuing changes, the Company needs to develop appropriate services and methodologies. There is no assurance that the Company can develop the appropriate services and methodologies to adequately respond to the technological changes.

  The Common Stock of the Company has been subject to price and volume fluctuations in the past and may in the future

     The Company's Common Stock has been subject to extreme price and volume fluctuations in the past. Additionally, the stock market has experienced significant price fluctuations, particularly among technology companies, which often have been unrelated to the operating performance of specific companies. Any announcement of any unfavorable variance in revenues or net income from levels generally expected from securities analysts or investors could have an immediate and significant effect on the trading price of Data Dimensions' Common Stock. In addition, announcements of technological innovations or new services by the Company, its competitors or other third parties, rumors of innovations or new services or products, changing market conditions in the industry, changes in estimates by securities analysts, unusual events, or general economic conditions may have a significant impact on the market price of the Company Common Stock.

  The uncertainty in the technology market could affect the Company's ability to achieve operating plans

     A substantial portion of the Company's revenue is derived from technology companies, including Web-based businesses. Many technology companies have experienced slow-downs in 2000 and may experience similar slow-downs in 2001. A continued slow-down in the technology market may have a negative impact on the Company's ability to achieve its operating plans.

  Delisting of the Company's Common Stock could negatively impact the marketability of the stock and reduce the market price of the stock

     The Company was notified by Nasdaq of its decision to delist the Company's Common Stock due to noncompliance with Nasdaq listing standards that require the Company to maintain a minimum bid price of $1.00 per share. The Company requested an oral hearing to review the decision, which request stayed the delisting. The hearing is scheduled for April 5, 2001. There is no assurance that the outcome of the hearing will be favorable to the Company. The delisting of the Company Common Stock may result in the placement of the stock on the OTC or small-cap market, the effect of which may limit the continuation of, or the re-establishment of, a public trading market for the Common Stock which could reduce or destabilize the stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a line of credit that has borrowing rates subject to market rates. An increase in market rates would make financing more expensive for the Company. In addition, the Company's clients may be impacted by fluctuations in interest rates or foreign currency rates, which may impact their need for the Company's services. The Company had no market rate sensitive instruments, positions or transactions at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Consolidated Financial Statements" on pages F-2 through F-20 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table identifies the current directors and executive officers of the Company, the positions that they hold, and the year in which they began serving in their respective capacities. Officers of the Company are elected by the Board of Directors immediately following each annual meeting of the Company's stockholders to hold office until their successors are elected and qualified.

                                                                                    POSITION
         NAME           AGE            CURRENT POSITION(S) WITH COMPANY            HELD SINCE
         ----           ---            --------------------------------            ----------
Thomas W. Fife .......  75    Director (Class III, expires 2002)                      1995
Lucie J. Fjeldstad....  57    Director (Class I, expires 2003)                        1997
Robert T. Knight .....  63    Director (Class II, expires 2001)                       1996
Dennis W. Walsh.......  54    Director (Class II, expires 2001)                       2000
Peter A. Allen........  40    President, Chief Executive Officer, Chairman of the     1998
                              Board (Class I, expires 2003)
Laurence C. Leslie....  42    Executive Vice President, Finance & Administration,     1999
                              Chief Financial Officer, Secretary
Howard H. Hayakawa ...  55    Executive Vice President, Test Center Division          2000
John W. Cramer........  56    Executive Vice President, Sales and Marketing           1998

     Thomas W. Fife has been a director since June 1995. Mr. Fife is the co-founder and former Chief Executive Officer and Chairman of the Board of VoiceCom Systems, Inc., a provider of enhanced voice-processing systems. Mr. Fife was Chief Executive Officer of VoiceCom Systems, Inc. from 1984 through 1997 and served as Chairman of its Board of Directors from June 1993 until acquisition of the company by

Premiere Technologies, Inc. in September 1997. Mr. Fife also serves as a Director of Tegris Corp. and Vital Link.net, Inc.

     Lucie J. Fjeldstad was elected to the Board of Directors in September 1997. Ms. Fjeldstad is Chief Executive Officer and President of DataChannel, Inc., a software development company, a position she has held since October 1998. From August 1997 until October 1998 and from May 1993 until January 1995, Ms. Fjeldstad served as President of Fjeldstad International, a management consulting firm. From January 1995 until August 1997, she was President, Video Division, of Tektronix Incorporated. Ms. Fjeldstad is a member of the Board of Regents of Santa Clara University.

     Robert T. Knight was elected as a director in November 1996. Mr. Knight is President of Technology Venture Services, a consulting and venture capital firm. From January 1991 until February 1995, Mr. Knight was Chairman and Chief Executive Officer of Digital Sound Corporation, a telecommunications software company. Mr. Knight is a member of the Board of Directors of PictureTel Corporation. In addition to these corporate boards, he serves as a trustee of the University of California at Santa Barbara Foundation, and is Chairman of its Engineering Advisory Committee.

     Dennis W. Walsh was elected as a director in March 2000. Since April 1997, Mr. Walsh has served as Chief Information Technology Officer in General Motors' Information Systems and Services organization. From April 1996 until April 1997, Mr. Walsh was President of Conservation Through Innovation, a software and hardware company for heating, ventilation and air conditioning systems. From December 1991 until April 1996, Mr. Walsh was Vice President, Information Systems and Chief Information Officer for Entergy Corporation, a power production and electric service company.

     Peter A. Allen was elected Chief Executive Officer, President and director of the Company in December 1998. From 1996 to 1998, Mr. Allen was Vice President and Chief Operating Officer of CSC Pinnacle Alliance, a business unit of Computer Sciences Corporation. From 1990 to 1996, Mr. Allen served as Vice President, Consulting, Outsourcing, and Systems Integration with Computer Sciences Corporation. Mr. Allen has been Chairman of the Company since January 1, 2000.

     Laurence C. Leslie has been Executive Vice President and Chief Financial Officer of the Company since September 23, 1999. Mr. Leslie served as the Vice President, Finance from January 1999 to September 1999. From 1996 through January 1999, Mr. Leslie was Corporate Controller of Fluke Corporation and from 1993 to 1996 was International Controller, Treasury Manager at Fluke Corporation.

     Howard H. Hayakawa has served as Executive Vice President, Test Center Division, since December 1999. Mr. Hayakawa served as Director of Development of Vixel Corporation, Fibre Channel Products from November 1996 to December 1999. From July 1982 through 1994, Mr. Hayakawa was a Computer Systems Engineer Manager at Digital Equipment Corporation, and also served as Marketing Technical Director from 1994 until 1996.

     John W. Cramer has been Executive Vice President, Sales and Marketing since September 2000. From March 1998 to September 2000, Mr. Cramer served as Executive Vice President, International Services Division. Mr. Cramer served as Vice President, International Services Division from August 1997 to March 1998. From 1995 until joining the Company, Mr. Cramer was employed by AT&T Tridom as Managing Director, Europe, Middle East, Africa and CIS.

     Officers serve at the discretion of the Company's Board of Directors. No family relationship exists among any directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than ten percent of the outstanding shares of the Company's Common Stock ("ten percent stockholders"), to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company or otherwise in its files and on written representations from its directors, executive officers and ten percent shareholders that no other reports were required. During the fiscal year ended December 31, 2000, the Company's officers, directors and ten percent stockholders complied with all applicable
Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company determined as of the end of the last fiscal year, (hereafter referred to as the "Named Executive Officers") for the fiscal years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                               ANNUAL COMPENSATION                     AWARDS
                                 ------------------------------------------------    SECURITIES
                                                                   OTHER ANNUAL      UNDERLYING       ALL OTHER
  NAME AND PRINCIPAL POSITION    YEAR   SALARY($)    BONUS($)    COMPENSATION($)     OPTIONS(#)    COMPENSATION($)
  ---------------------------    ----   ----------   ---------   ----------------   ------------   ----------------
Peter A. Allen.................  2000    361,952           0               0          100,000                0
  Chief Executive Officer,       1999    350,000           0               0          200,000           67,706
  President(1)                   1998     18,846      92,000               0          400,000                0
Laurence C. Leslie.............  2000    184,134       4,332           5,846           50,000                0
  Executive Vice President,      1999    143,231      10,000               0          110,000                0
  Chief Financial Officer(2)     1998         --          --              --               --               --
Howard H. Hayakawa.............  2000    157,308      30,000           2,692          150,000                0
  Executive Vice President,      1999         --          --              --               --               --
  Test Center Division(3)        1998         --          --              --               --               --
John W. Cramer.................  2000    174,615      53,500          22,000          100,000           76,278
  Executive Vice President,      1999    160,000           0          29,408           15,000                0
  Sales and Marketing(4)         1998    160,000       5,000          24,000           12,500                0
Eugene M. Stabile..............  2000    160,000           0               0                0          300,000
  President, Data Dimensions     1999    160,000      22,000               0                0                0
  Information Services,
    Inc.(5)                      1998    160,000      12,435               0                0                0
Nigel G. Martin-Jones,.........  2000    168,462      36,625          11,538                0           38,462
  Executive Vice                 1999    200,000           0         258,996           75,000                0
  President, National Sales(6)   1998    200,000      10,000         239,916           15,000           17,500

---------------
(1) Mr. Allen was elected Chief Executive Officer and President of the Company effective December 7, 1998. Effective January 1, 2000, Mr. Allen was elected as Chairman of the Board of the Company. His annualized salary is $350,000. Pursuant to his employment agreement, Mr. Allen received a one-time signing bonus of $92,000 in 1998 which was paid in 1999. Compensation reported under "All Other Compensation" reflects a one-time payment of relocation expenses in 1999.

(2) Mr. Leslie's annualized salary for 2000 was $190,000. Mr. Leslie received a signing bonus in 1999.

(3) Mr. Hayakawa's annualized salary for 2000 was $160,000.

(4) Mr. Cramer's annualized salary was $160,000 through November 2000, and $200,000 for the remainder of 2000. Compensation under "Other Annual Compensation" includes $22,000, $29,408 and $24,000 paid in 2000, 1999 and 1998, respectively, to Mr. Cramer for living expenses. Compensation reported under "All Other Compensation" reflects a one-time payment of relocation expenses in 2000.

(5) Mr. Stabile's annualized salary in 2000 was $160,000. Mr. Stabile's employment with the Company terminated on December 28, 2000 due to the sale of the Company's subsidiary Data Dimensions Information Services, Inc. ("DDIS"). Mr. Stabile received $300,000 as a one time bonus payment related to the closing of the sale of DDIS in 2000.

(6) Mr. Martin-Jones' annualized salary for 2000 was $200,000. Compensation reported under "Other Annual Compensation" reflects payment of earned commissions pursuant to a commission bonus program approved by the Board. Compensation reported under "All Other Compensation" reflects a severance payment of $38,462 in 2000 and a one-time payment of relocation expenses in 1998. Mr. Martin-Jones resigned effective October 31, 2000.

     The following table sets forth all individual grants of stock options made by the Company during the fiscal year ended December 31, 2000 to each of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               PERCENT
                               NUMBER OF       OF TOTAL
                               SECURITIES      OPTIONS       EXERCISE
                               UNDERLYING     GRANTED TO      OR BASE
                                OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION
            NAME               GRANTED(1)   FISCAL YEAR(2)   ($/SHARE)      DATE         5%         10%
            ----               ----------   --------------   ---------   ----------    -------    -------
Peter A. Allen...............    25,000          2.72%         2.563       1/01/07     $21,791    $49,437
                                 25,000          2.72%         2.563       1/01/08     $26,084    $60,789
                                 25,000          2.72%         2.563       1/01/09     $30,592    $73,275
                                 25,000          2.72%         2.563       1/01/10     $35,326    $87,010
Laurence C. Leslie...........    50,000          5.44%         0.813      10/19/06     $13,824    $31,363
Howard H. Hayakawa...........    25,000          2.72%         2.563       1/03/06     $21,791    $49,437
                                 25,000          2.72%         2.563       1/03/07     $26,084    $60,789
                                 25,000          2.72%         2.563       1/03/08     $30,592    $73,275
                                 25,000          2.72%         2.563       1/03/09     $35,326    $87,010
                                 50,000          5.44%         0.813      10/19/06     $13,824    $31,363
John W. Cramer...............    25,000          2.72%         1.281       8/21/06     $10,891    $24,709
                                 25,000          2.72%         1.281       8/21/07     $13,037    $30,382
                                 25,000          2.72%         1.281       8/21/08     $15,290    $36,623
                                 25,000          2.72%         1.281       8/21/09     $17,656    $43,488

---------------
(1) Generally, options granted pursuant to the Company's 1997 Stock Option Plan vest in equal installments over the four-year period following the option grant. Upon the occurrence of certain "Corporate Transactions" (as defined in the 1997 Plan Summary contained in this Proxy Statement), all options granted under the 1997 Plan will become immediately exercisable without regard to any contingent vesting provision.

(2) Based on stock options representing an aggregate of 918,500 shares of Common Stock granted to employees during the fiscal year ended December 31, 2000.

(3) These assumed rates of appreciation are provided in order to comply with the requirements of the Securities and Exchange Commission and do not represent the Company's expectation as to the actual rate of appreciation of the Common Stock. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The actual value of the options will depend on the performance of the Common Stock and may be greater or less than the amounts shown.

     The following table sets forth information, on an aggregated basis, concerning the exercise of stock options during the fiscal year ended December 31, 2000 by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                 SHARES         VALUE         OPTIONS AT FY-END(#)             AT FY-END($)(2)
                              ACQUIRED ON     REALIZED     ---------------------------   ---------------------------
            NAME              EXERCISE(#)      ($)(1)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              ------------   -----------   -----------   -------------   -----------   -------------
Peter A. Allen..............        --             --        375,000        325,000          $0             $0
Laurence C. Leslie..........        --             --         30,000        130,000          $0             $0
Howard H. Hayakawa..........        --             --         25,000        125,000          $0             $0
Eugene M. Stabile...........        --             --             --             --          $0             $0
John W. Cramer..............        --             --         30,000        122,500          $0             $0
Nigel G. Martin-Jones(3)....     4,999          5,939         54,997              0          $0             $0

---------------
(1) Market value of the underlying securities at exercise date minus exercise price of the options.

(2) The closing price of the Company's stock as of its fiscal year-end was $0.25. Except as set forth above, the exercise price of all options held by the Named Executive Officers set forth in the table exceeds the market value of the underlying shares.

(3) Mr. Martin-Jones resigned effective October 31, 2000. As of that date all unvested options expired.

DIRECTOR COMPENSATION

     The Company pays no additional remuneration to employees of the Company who serve as directors. All directors are entitled to reimbursement for expenses incurred in traveling to and from meetings of the Company's Board of Directors. Effective August 3, 1999, the Board of Directors adopted the following compensation plan for non-employee directors ("Eligible Directors"): (a) upon first joining the Board, the Eligible Director is granted a stock option exercisable for 10,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the stock on the date of grant with such options exercisable as to twenty-five percent (25%) of the shares one year after the date of grant and as to an additional twenty-five percent (25%) on each of the second, third and fourth anniversaries of the date of grant; such options terminate upon the earlier of ten (10) years from the date of grant or ninety
(90) days after the date on which the grantee is no longer serving as a Director of the Company; (b) on each anniversary of an Eligible Director's election to the Board of Directors, the Eligible Director is granted a stock option exercisable for 7,500 shares of the Company's Common Stock at an exercise price equal to the fair market value of the stock on the date of grant with such options fully exercisable upon grant; such options terminate upon the earlier of ten (10) years from the date of grant or ninety (90) days after the date on which the grantee is no longer serving as a Director of the Company, and (c) Eligible Directors receive an annual cash retainer in the amount of $15,000 for service as a Director, and $1,000 for each board meeting and committee meeting attended for which an agenda has been prepared and which has a duration of one hour or more.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Board of Directors of the Company (the "Board") has delegated to the Compensation Committee of the Board (the "Committee") the authority to establish and administer the Company's compensation programs. The Compensation Committee is comprised of three non-employee directors: Thomas W. Fife, Robert T. Knight and Lucie J. Fjeldstad. The Committee is responsible for (a) determining the most effective overall executive compensation strategy based upon the business needs of the Company and consistent with shareholders' interests; (b) administering the Company's executive compensation programs and policies; (c) monitoring corporate performance and its relationship to compensation of executive officers, and (d) reviewing and making appropriate changes to executive officers' compensation as recommended by the Company's Chief Executive Officer.

COMPENSATION PHILOSOPHY

     The policies of the Committee with respect to executive officers, including the Chief Executive Officer, are to enable it to attract and retain talented executives and to reward them appropriately. The Committee attempts to determine the total level of compensation, as well as the appropriate mix of base salary, annual incentives and long-term incentives. In determining compensation, consideration is given both to overall Company performance and to individual performance, taking into account the contributions made by the executive toward improving Company performance. Consideration is also given to the executive's position, location, and level of responsibility in the structure of the Company and the job performance of the executive in planning, providing direction for, and implementing the Company's strategy. There is no singular objective formula by which compensation is determined and the decisions are ultimately largely subjective.

     These policies are implemented using a mix of the following key elements:
(1) the Company pays base salaries that are generally competitive with other leading information technology ("IT") services companies with which the Company competes for talent; to ensure that its salaries are sufficient to attract and retain highly qualified executives and other key employees, the Company regularly compares its salaries with those of its competitors and sets salary parameters based on this review; (2) the Company pays cash bonuses based on the achievement of specific operating goals and high levels of performance; and (3) the Company provides significant equity-based incentives pursuant to the Company's 1997 Stock Option Plan (the "1997 Plan") to ensure that the Company's executive officers and key employees are motivated to achieve the Company's long-term goals. Stock incentive awards under the 1997 Plan produce value to executives only if the price of the Company's stock appreciates, thereby directly aligning the interests of executives with those of shareholders.

CHIEF EXECUTIVE OFFICER COMPENSATION

     The same procedures, as described above, that are used in reviewing and approving executive officers' compensation are also applied in establishing the base salary, bonus and equity incentive awards for the Company's Chief Executive Officer.

     Peter A. Allen served as President, Chief Executive Officer and Chairman of the Board during 2000. Mr. Allen joined the Company on December 7, 1998. Pursuant to the terms of an employment agreement, Mr. Allen was, and continues to be, paid an annual base salary of $350,000. Mr. Allen received a one-time signing bonus of $92,000 in 1998, which was paid in 1999. In 2000, Mr. Allen was entitled to receive an annual incentive bonus up to a maximum of 50% of his annual base salary. Mr. Allen did not receive any incentive bonus payment in 2000. Under the Company's executive compensation program, total compensation mix for senior executives emphasizes long-term rewards in the form of stock options. In 2000, the Committee approved the grant to Mr. Allen of an option to purchase 100,000 shares of Common Stock at an exercise price of $2.563 per share, of which 25% of the option vests at the end of the 24-month period of Mr. Allen's continuous employment with the Company from the date of grant with the remaining options to vest as to 25% of the total shares covered by the option at the end, of each subsequent twelve (12) month period of Mr. Allen's continued employment with the Company. In determining the grant to Mr. Allen, the Committee reviewed the stock option grants to chief executive officers of other comparable IT services companies in connection with their employment services.

                                          Respectfully submitted,

                                          Thomas W. Fife
                                          Lucie J. Fjeldstad
                                          Robert T. Knight

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was at any time during the past year an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure herein.

     No executive officer of the Company served as a mentor of the compensation committee (or other board committee performing similar functions or, in the absence of any such committees, the entire board of directors) of another corporation, one of whose executive officers served as a director of another corporation, one of whose executives served on the compensation committee. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executives served as a director of the Company.

                               PERFORMANCE GRAPH

     The following graph compares the performance of the Company's Common Stock for the periods indicated with the performance of the Russell 2000 Index and the Nasdaq Computer Programming, Data Processing and Other Computer Related Services Index (SIC Codes 7370 - 7379). The comparison assumes $100 was invested on December 31, 1995 in the Company's Common Stock and in each of the foregoing indices and the reinvestment of any dividends.

                      COMPARATIVE FIVE-YEAR TOTAL RETURNS
                DATA DIMENSIONS, INC., RUSSELL 2000, PEER GROUP
                    (PERFORMANCE RESULTS THROUGH 12/31/2000)

                              [PERFORMANCE GRAPH]

              --------------------------------------------------------------------------------
                                      1995      1996      1997      1998      1999      2000
              --------------------------------------------------------------------------------
               Data Dimensions       $100.00   $610.75   $890.32   $441.94   $132.26   $ 17.74
               Russell 2000 Index    $100.00   $116.49   $142.54   $138.91   $168.44   $163.35
               Nasdaq Computer
                Stocks               $100.00   $124.90   $152.44   $279.71   $614.35   $279.42
              --------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 2001, certain information furnished to the Company with respect to ownership of the Company's Common Stock of (i) each director and the director nominees, (ii) the current Chief Executive Officer, (iii) the "Named Executive Officers" (as defined herein under "Executive Compensation") other than the current Chief Executive Officer, and (iv) all executive officers and directors as a group. As of February 28, 2001, the Company knows of no person, entity or group that beneficially owns 5% or more of the Company's Common Stock, except as listed below.

                                                                     COMMON STOCK
                                                              --------------------------
                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL     PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER              OWNERSHIP(1)     CLASS(2)
            ------------------------------------              ------------    ----------
Directors
  Peter A. Allen(3).........................................     390,000         2.88%
  Thomas W. Fife(4).........................................      29,249            *
  Lucie J. Fjeldstad(5).....................................      29,000            *
  Robert T. Knight(6).......................................      47,750            *
  Dennis W. Walsh(7)........................................       5,000            *
Named Executive Officers Who Are Not Directors
  Laurence C. Leslie(8).....................................      30,000            *
  Howard H. Hayakawa(9).....................................      25,000            *
  John W. Cramer(10)........................................      30,000            *
  Eugene M. Stabile(11).....................................     433,103         3.19%
  Nigel G. Martin-Jones(12).................................      15,000            *
5% Beneficial Owners
  Larry W. Martin(13).......................................   1,986,521        14.65%
  605 Evergreen Point Road
  Medina, Washington 98039
All Directors and Executive Officers, as a Group (8
  persons)(14)..............................................     585,999         4.32%

---------------
  *  Less than one percent

 (1) According to the rules adopted by the Securities and Exchange Commission, a person is the "beneficial owner" of securities if (s)he has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or otherwise. Except as otherwise indicated, the stockholders identified in this table have sole voting and investment power with regard to the shares shown as beneficially owned by them. Shares of Common Stock subject to options or warrants exercisable on or before April 29, 2001 ("Vested Options") are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

 (2) Based on 13,560,972 shares of Common Stock issued and outstanding as of February 28, 2001.

 (3) Includes 375,000 Vested Options.

 (4) Includes 13,257 Vested Options.

 (5) Includes 24,000 Vested Options.

 (6) Includes 27,750 Vested Options.

 (7) Includes 5,000 Vested Options.

 (8) Includes 30,000 Vested Options.

 (9) Includes 25,000 Vested Options.

(10) Includes 30,000 Vested Options.

(11) Mr. Stabile is deceased. The Vested Options and shares of Common Stock of the Company are beneficially owned by Mr. Stabile's estate.

(12) Mr. Martin-Jones resigned as an executive officer of the Company effective October 31, 2000.

(13) Includes 9,000 shares held by Mr. Martin's spouse; Mr. Martin resigned as director of the Company effective December 31, 1999.

(14) Includes 530,007 Vested Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets at December 31, 2000 and
  December 31, 1999.........................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, December 31, 1999 and December 31,
  1998......................................................   F-4
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 2000, December 31, 1999 and
  December 31, 1998.........................................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, December 31, 1999 and
  December 31, 1998.........................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, December 31, 1999 and December 31,
  1998......................................................   F-6
Notes to the Consolidated Financial Statements..............   F-7

(a) 2. FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts............  F-20

(a) 3. THE FOLLOWING EXHIBITS ARE FILED HEREWITH OR INCORPORATED BY REFERENCE

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  2.1      Agreement and Plan of Reorganization by and among Data
           Dimensions, Inc., DP Acquisition Corporation, Eugene M.
           Stabile, and Pyramid Information Services, Inc. dated
           October 30, 1997. (Incorporated by reference to the
           Company's October 30, 1997 Current Report on Form 8-K.)
  2.2      Agreement and Plan of Reorganization by and among Data
           Dimensions, Inc., DS Acquisition Corporation, Robert Arnold,
           Jr., Tye V. Minckler, and ST Labs, Inc. dated July 28, 1998.
           (Incorporated by reference to the Company's August 7, 1998
           Current Report on Form 8-K.)
  2.3      The Agreement and Plan of Reorganization by and among
           Lionbridge Technologies, Inc., Diamond Acquisition Corp. and
           Data Dimensions, Inc. dated March 8, 2001. (Incorporated by reference to the Company's March 13, 2001 Current Report on
           Form 8-K.)
  3.1      Certificate of Incorporation and all amendments thereto
           (Incorporated by reference to the Company's Registration
           Statement on Form SB-2. Reg. No. 333-841.)
  3.2      Second Amended and Restated Bylaws (Incorporated by
           reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.)
  4.1      Form of Common Stock Certificate (Incorporated by reference to the Company's Registration Statement on Form SB-2.) See
           Exhibits 3.1 and 3.2 for provisions in the Certificate of
           Incorporation and Second Amended and Restated Bylaws of the
           Company defining the rights of the holders of Common Stock.
 10.1      1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock
           Option Plan (Incorporated by reference to the Company's
           Registration Statement on Form SB-2. Reg. No. 333-841.)
 10.2      1997 Stock Option Plan (Incorporated by reference to the
           Company's Annual Report on Form 10-KSB for the year ended
           December 31, 1996.)
 10.3      Lease Agreement for Registrant's Facility in Bellevue,
           Washington (Incorporated by reference to the Company's
           Annual Report on Form 10-KSB for the year ended December 31,
           1996.)
 10.4      Agreement between the Company and Peter A. Allen dated
           December 7, 1998 (Incorporated by reference to the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1998.)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.5      Agreement between the Company and Laurence C. Leslie dated
           September 23, 1999 (Incorporated by reference to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1999.)
 10.6      Agreement between the Company and John W. Cramer dated
           December 9, 1999 (Incorporated by reference to the Company's
           Annual Report on Form 10-K for the year ended December 31,
           1999.)
 10.7      Agreement between the Company and Howard H. Hayakawa dated
           December 16, 1999.
 10.8      Agreement, dated December 28, 2000, between the Company and
           Acxiom Corporation for the sale of Data Dimensions
           Information Services to Acxiom Corporation (Incorporated by
           reference to the Company's January 10, 2001 Current Report on Form 8-K.)
 16.1      Letter on change in certifying accountant (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.)
 21.1      Subsidiaries of the Registrant.
 23.1      Consent of PricewaterhouseCoopers LLP, Independent
           Accountants.
 24.1      Power of Attorney of Thomas W. Fife.
 24.2      Power of Attorney of Robert T. Knight.
 24.3      Power of Attorney of Lucie J. Fjeldstad.
 24.4      Power of Attorney of Dennis W. Walsh.

(b) NO REPORTS ON FORM 8-K WERE FILED IN THE QUARTER ENDED DECEMBER 31, 2000.

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2001.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ PETER A. ALLEN                     President and Chief Executive   March 22, 2001
-----------------------------------------------------         Officer, Director
                   Peter A. Allen                       (Principal Executive Officer)

               /s/ LAURENCE C. LESLIE                  Executive Vice President, Chief  March 22, 2001
-----------------------------------------------------  Financial Officer and Secretary
                 Laurence C. Leslie                       (Principal Financial and
                                                             Accounting Officer)

                 */s/ THOMAS W. FIFE                              Director              March 22, 2001
-----------------------------------------------------
                   Thomas W. Fife

               */s/ LUCIE J. FJELDSTAD                            Director              March 22, 2001
-----------------------------------------------------
                 Lucie J. Fjeldstad

                */s/ ROBERT T. KNIGHT                             Director              March 22, 2001
-----------------------------------------------------
                  Robert T. Knight

                */s/ DENNIS W. WALSH                              Director              March 22, 2001
-----------------------------------------------------
                   Dennis W. Walsh

             By: /s/ LAURENCE C. LESLIE                                                 March 22, 2001
  -------------------------------------------------
        Laurence C. Leslie, Attorney-In-Fact

                             DATA DIMENSIONS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                          INDEX

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations and Comprehensive
  Income....................................................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Data Dimensions, Inc.

     In our opinion, the accompanying consolidated financial statements and financial statement schedules listed in the index appearing under Item 14(a)(1) and 14(a)(2) and on page F-1 present fairly, in all material respects, the financial position of Data Dimensions, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 14, on March 8, 2001, the Company entered into an agreement to be acquired, subject to approval by the Company's stockholders.

                                          PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
February 2, 2001, except for paragraph two of Note 14, as to which the date is March 8, 2001

                             DATA DIMENSIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Current assets
  Cash and cash equivalents.................................  $ 2,110    $10,390
  Accounts receivable, net..................................   11,523     16,278
  Income taxes receivable...................................    4,500      2,551
  Prepaid expenses and other current assets.................      973      2,393
  Deferred income taxes.....................................      130        102
                                                              -------    -------
          Total current assets..............................   19,236     31,714
Equipment and furniture, net................................    2,952      7,039
Deferred income taxes.......................................      280        250
Other assets................................................      667        635
                                                              -------    -------
          Total assets......................................  $23,135    $39,638
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................  $ 1,057    $ 1,433
  Accrued compensation and commissions......................    1,638      3,938
  Other accrued liabilities.................................    1,393      1,774
  Current portion of capital lease obligations..............       --      1,965
                                                              -------    -------
          Total current liabilities.........................    4,088      9,110
Capital lease obligations, net of current portion...........       --      1,941
Other long term liabilities.................................      192        181
                                                              -------    -------
          Total liabilities.................................    4,280     11,232
Commitments and contingencies
Stockholders' equity
  Common stock, $.001 par value; 20,000 shares authorized;
     13,673 and 13,665 shares issued and outstanding........       14         14
  Additional paid in capital................................   24,775     24,679
  Treasury stock, at cost (112 shares)......................   (3,034)    (3,034)
  Cumulative comprehensive loss.............................     (371)      (200)
  Retained earnings (accumulated deficit)...................   (2,529)     6,947
                                                              -------    -------
          Total stockholders' equity........................   18,855     28,406
                                                              -------    -------
          Total liabilities and stockholders' equity........  $23,135    $39,638
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
Revenue.....................................................  $32,408    $90,404    $101,733
Direct costs................................................   22,448     50,174      49,177
                                                              -------    -------    --------
Gross margin................................................    9,960     40,230      52,556
General, administrative and selling expenses................   25,748     37,735      38,794
Non-recurring charges.......................................     (136)     1,171         757
                                                              -------    -------    --------
Income (loss) from operations...............................  (15,652)     1,324      13,005
                                                              -------    -------    --------
Other expense (income)
  Interest expense..........................................       22         99         318
  Other income, net.........................................     (211)      (156)       (193)
  Income from litigation settlement.........................       --     (1,885)         --
                                                              -------    -------    --------
          Total other expense (income)......................     (189)    (1,942)        125
                                                              -------    -------    --------
Income (loss) from continuing operations before income
  tax.......................................................  (15,463)     3,266      12,880
Income tax provision (benefit) from continuing operations...   (4,361)     1,274       5,046
                                                              -------    -------    --------
Income (loss) from continuing operations, net of tax........  (11,102)     1,992       7,834
Income (loss) from discontinued operations, net of tax......   (1,476)    (1,149)      1,368
Gain from sale of discontinued operations, net of tax.......    3,102         --          --
                                                              -------    -------    --------
Net income (loss)...........................................  $(9,476)   $   843    $  9,202
                                                              =======    =======    ========
Earnings (loss) per share -- basic
     From continuing operations.............................  $ (0.82)   $  0.14    $   0.59
     From discontinued operations...........................     0.12      (0.08)       0.10
                                                              -------    -------    --------
     Net income (loss)......................................  $ (0.70)   $  0.06    $   0.69
                                                              =======    =======    ========
Earnings (loss) per share -- diluted
     From continuing operations.............................  $ (0.82)   $  0.14    $   0.59
     From discontinued operations...........................     0.12      (0.08)       0.10
                                                              -------    -------    --------
     Net income (loss)......................................  $ (0.70)   $  0.06    $   0.69
                                                              =======    =======    ========
Weighted average shares outstanding -- basic................   13,560     13,537      13,347
Weighted average shares outstanding -- diluted..............   13,560     13,555      13,412

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    ----    ------
Net income (loss)...........................................  $(9,476)   $843    $9,202
Other comprehensive loss -- foreign currency translation
  adjustments...............................................     (171)    (80)     (210)
                                                              -------    ----    ------
Comprehensive income (loss).................................  $(9,647)   $763    $8,992
                                                              =======    ====    ======

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   RETAINED
                                           COMMON STOCK   ADDITIONAL               CUMULATIVE      EARNINGS
                                           ------------    PAID IN     TREASURY   COMPREHENSIVE   ACCUMULATED
                                           SHARES    $     CAPITAL      STOCK     INCOME (LOSS)    (DEFICIT)     TOTAL
                                           ------   ---   ----------   --------   -------------   -----------   -------
Balance at December 31, 1997.............  13,150   $13    $23,310     $(2,971)       $  90         $(3,098)    $17,344
Issuance of common stock:
  Exercise of options....................     466    --        945          --           --              --         945
  Exercise of warrants...................      17    --        186          --           --              --         186
Compensation expense recognized on
  issuance of options....................      --    --         98          --           --              --          98
Acquisition of treasury stock in
  connection with exercise of options....      --    --         --         (63)          --              --         (63)
Other comprehensive loss.................      --    --         --          --         (210)             --        (210)
Net income...............................      --    --         --          --           --           9,202       9,202
                                           ------   ---    -------     -------        -----         -------     -------
Balance at December 31, 1998.............  13,633   $13    $24,539     $(3,034)       $(120)        $ 6,104     $27,502
Exercise of options......................      32     1         43          --           --              --          44
Compensation expense recognized on
  issuance of options....................      --    --         97          --           --              --          97
Other comprehensive loss.................      --    --         --          --          (80)             --         (80)
Net income...............................      --    --         --          --           --             843         843
                                           ------   ---    -------     -------        -----         -------     -------
Balance at December 31, 1999.............  13,665   $14    $24,679     $(3,034)       $(200)        $ 6,947     $28,406
Exercise of options......................       8    --         14          --           --              --          14
Compensation expense recognized on
  issuance of options....................      --    --         82          --           --              --          82
Other comprehensive loss.................      --    --         --          --         (171)             --        (171)
Net loss.................................      --    --         --          --           --          (9,476)     (9,476)
                                           ------   ---    -------     -------        -----         -------     -------
Balance at December 31, 2000.............  13,673   $14    $24,775     $(3,034)       $(371)        $(2,529)    $18,855
                                           ======   ===    =======     =======        =====         =======     =======

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $(9,476)   $   843    $  9,202
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization..........................    4,182      5,650       4,391
     Deferred income taxes..................................      (58)      (547)        (96)
     Compensation expense on stock options..................       82         97          98
     Non-cash portion of non-recurring charges..............       --      1,055          --
     Loss from disposal of equipment and furniture, net.....       42        392          --
     Provision for doubtful accounts........................    2,206        477       1,015
     Gain on sale of discontinued operations, net of tax....   (3,102)        --          --
     Changes in operating assets and liabilities:
       Accounts receivable..................................    4,427     19,833     (20,292)
       Prepaid expenses and other current assets............   (1,846)    (2,428)     (2,999)
       Accounts payable.....................................     (458)    (3,138)        655
       Accrued compensation and commissions.................   (2,337)    (2,219)      2,679
       Income taxes payable.................................       --     (5,997)      5,997
       Accrued software license obligations.................       --         --        (674)
       Accrued liabilities..................................     (225)    (1,305)      1,213
     Other..................................................     (171)       142         727
                                                              -------    -------    --------
Net cash provided by (used in) operating activities.........   (6,734)    12,855       1,916
                                                              -------    -------    --------
Cash flows from investing activities:
  Proceeds from sale of investment securities...............       --         --         986
  Purchase of equipment and furniture.......................   (1,443)    (1,521)     (3,588)
  Sale of discontinued operations...........................    1,800         --          --
  Other.....................................................       36         --         (52)
                                                              -------    -------    --------
Net cash provided by (used in) investing activities.........      393     (1,521)     (2,654)
                                                              -------    -------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................       15         44       1,068
  Payment of capital lease obligation.......................   (1,954)    (1,535)       (429)
  Distributions to Pyramid stockholder......................       --       (229)       (771)
  Repayment of notes payable................................       --         --      (3,088)
                                                              -------    -------    --------
Net cash provided (used) by financing activities............   (1,939)    (1,720)     (3,220)
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........   (8,280)     9,614      (3,958)
Cash and cash equivalents, beginning of year................   10,390        776       4,734
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $ 2,110    $10,390    $    776
                                                              =======    =======    ========
Cash paid during the year for:
     Interest...............................................  $   259    $   369    $    427
     Income tax.............................................  $    17    $ 9,077    $     45
Non cash investing and financing activities:
     Equipment acquired under capital lease.................       --    $ 2,304    $  2,796

   The accompanying notes are an integral part of these financial statements

                             DATA DIMENSIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of Data Dimensions, Inc., a Delaware corporation, and its subsidiaries ("Data Dimensions" or the "Company"). As more fully described in Note 2, the Company acquired ST Labs, Inc. in 1998. The transaction was a business combination accounted for as a pooling of interests. The historical financial statements for periods prior to consummation of the business combination have been restated as though the companies had been combined for all periods presented. In December 2000, the Company sold its data center outsourcing division, Data Dimension Information Services ("DDIS") in a cash transaction. The Company received $1.8 million of the $5.4 million purchase price at the closing of the transaction, and the remaining balance was paid in January 2001. The Company's financial results have been presented to reflect this business as a discontinued operation for all periods presented. See Note 3 for additional information.

     Description of Business -- The Company conducts its business through two operating divisions:

     - Quality Assurance and Testing ("QA & Test") Through a network of Test Centers and on-site field consultants, the Company provides comprehensive, outsourced software quality assurance and test solutions for product development organizations and on-line service providers including practice areas of printers and peripherals, publishing and education, embedded systems and Web testing.

     - Application development and maintenance ("ADM") The Company manages clients' business applications with the objective of improving software quality, processes, and costs. ADM engagements may also encompass development of new applications, as directed by clients. The Company operates an offshore application solution center in Galway, Ireland, in concert with on-site consultants, to provide its clients with ADM services across a range of platforms and operating environments.

     Principles of Consolidation -- The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Foreign Operations -- The Company operates a solution center and test lab in Ireland through its wholly-owned subsidiary, Data Dimensions Ireland Limited. The Company delivers testing and consulting services in the United Kingdom through its wholly-owned subsidiary, Data Dimensions (UK) Limited. All asset and liability accounts of foreign operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as a component of comprehensive income and stockholders' equity in the Consolidated Balance Sheet. Gains and losses resulting from foreign currency transactions are included in income currently.

     Concentration of Credit Risk -- Financial instruments that potentially subject the Company to concentration of credit risk primarily include cash and cash equivalents, and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions; at times deposits exceed federally insured limits. The Company places its cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure to any one issuer. Accounts receivable consist of account balances due from companies dispersed primarily across the United States, with no significant geographic or industry concentration. The Company performs ongoing credit evaluations of its customer's financial condition and generally requires no collateral from its customers.

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

     Deferred Expenses -- Certain costs incurred in connection with providing computer mainframe outsourcing services are deferred and recognized over the period services are provided. Recurring costs deferred for existing customers, primarily software license fees, are recorded in prepaid expenses and are typically recognized over 12 months. Costs deferred for new customers, primarily installation and conversion costs, are included in other assets and are recognized over service contract lives of up to five years. These costs are related to the data center operations which was sold in 2000. See Note 3 for more information.

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

     Revenue Recognition -- The Company recognizes revenue in compliance with the criteria outlined in Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The criteria are persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

     ADM and Test Center revenue consists of billable hours for services provided by the Company's technical consultants valued at contract rates, and is recognized as services are performed. Product revenue and license fees earned under technology license agreements are generally recognized when the technology has been delivered and there are no significant obligations remaining. Royalty revenue from licensees is recognized as services are provided by the licensee. Advance billings are provided for by certain contracts and are recognized as revenue when the related services are performed.

     Grant Accounting -- The Company's subsidiary in Ireland has received an employment grant from the Industrial Development Authority of Ireland. Employment grants, which relate to employee hiring and training, are recognized as a reduction of expense during the period in which the related expenditures are incurred by the Company.

     Pre-Operating and Start-up Costs -- Pre-operating and start-up costs incurred in connection with the organization and development of new business activities are expensed as incurred and are included in general,

                             DATA DIMENSIONS, INC.

administrative and selling expenses. During 1998, such costs were incurred to establish solution centers. The Company's accounting of startup costs is consistent with the treatment required by AICPA Statement of Position 98-5, "Reporting on Costs of Startup Activities."

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

     Segment Reporting -- The Company provides disclosures required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosures of the Company's segments based on how information is reported to management. See Note 11 for disclosure regarding the Company's segments.

     Liquidity -- During the year ended December 31, 2000, the Company experienced a net loss of $9.5 million and used $6.7 million cash in operations. The Company believes that expected revenues together with existing cash and cash equivalents and financing currently available, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If management's plans do not materialize and the operating losses continue, the Company may need to obtain additional sources of liquidity or significantly reduce its operating expenses in order to meet its cash obligations.

     Reclassifications -- Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

NOTE 2 -- ACQUISITIONS

ST LABS, INC.

     In August 1998, the Company completed the acquisition of ST Labs, Inc. ("ST Labs"), in which the Company acquired all of the outstanding Common Stock of ST Labs in exchange for approximately 515,000 shares of Data Dimensions Common Stock. In addition, the Company assumed all options outstanding under ST Labs' Option Plans. If fully exercised, such options would have resulted in the issuance of approximately an additional 158,000 shares of the Company's Common Stock. The value of the Company's shares exchanged in the merger, combined with the shares issuable under the Option Plans, was approximately $9.7 million at the time of the merger. ST Labs provides information technology quality assurance and testing services to its customers, including quality assurance and test automation training, software testing in its own

                             DATA DIMENSIONS, INC.

or customer locations, and Web site testing. As a result of the transaction, ST Labs became a wholly-owned subsidiary of the Company.

     The business combination was accounted for as a pooling of interests for financial reporting purposes. Consequently, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented.

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

     A reconciliation of results of operations for the separate companies through the calendar quarter immediately preceding the business combination is as follows (in thousands):

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 1998
                                                              ----------------
                                                                (UNAUDITED)
Revenue
  Data Dimensions...........................................      $41,561
  ST Labs...................................................        6,800
                                                                  -------
     Combined...............................................      $48,361
                                                                  =======
Net Income (loss)
  Data Dimensions...........................................      $ 3,018
  ST Labs...................................................         (615)
                                                                  -------
     Combined...............................................      $ 2,403
                                                                  =======

NOTE 3 -- DIVESTITURE OF DATA CENTER OPERATIONS

     On December 28, 2000, the Company sold its data center operation for $5.4 million. The financial results of the data center operation have been recorded as Income (loss) from discontinued operations on the Consolidated Statement of Operations for all periods presented. The Company recorded a $3.1 million gain, after tax as a result of the transaction. Financial results of the data center operations were as follows for the years ended December 31 (in thousands):

                                                 2000       1999       1998
                                                -------    -------    -------
Revenue.......................................  $ 9,173    $11,702    $12,811
Income (loss) before income taxes.............   (1,848)    (1,884)     2,243
Net income (loss).............................   (1,476)    (1,149)     1,368

NOTE 4 -- NON-RECURRING CHARGES

     The Company recorded in the Consolidated Statements of Operations non-recurring charges of $1.8 million and $757,000 in 1999 and 1998, respectively. Non-recurring charges in 2000 reflect a reversal of a portion of the 1999 charge due to a reduction in the 1999 severance costs resulting from higher than expected voluntary terminations.

     The charge in 1998 of $757,000 before tax ($462,000 after tax) was for merger related costs associated with the business combination with ST Labs in August 1998, as described in Note 2.

                             DATA DIMENSIONS, INC.

     The $1.8 million ($1.1 million after tax) charge resulted from the Company's transition from providing products and consulting services addressing Y2K remediation to providing information technology consulting and other services. The non-recurring charge consisted of (in thousands):

Capitalized product development.............................  $  388
Asset impairment............................................     667
Severance costs (approximately 240 people)..................     783
                                                              ------
                                                              $1,838
                                                              ======

     The write-off of capitalized product development represents costs associated with the development of the Company's Ardes 2k and IVR products. The Company decided to discontinue selling these products as they were no longer a part of the Company's core business strategy.

     The asset impairment reflects the write-down of certain computer equipment at the Company's data center operations. This equipment was used specifically in the testing of platforms for compliance with Y2K and due to the shift in the Company's focus, they would not be fully utilized. The Company has written these assets down to their estimated net realizable value based upon third party estimates of fair value and intends to hold these assets for potential future projects which could require the specific equipment identified. The $667,000 for asset impairment has been recorded in Income (loss) from discontinued operations on the Consolidated Statement of Operations in 1999.

NOTE 5 -- ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of an allowance for doubtful accounts of approximately $2.3 million and $1.3 million at December 31, 2000 and December 31, 1999, respectively. Included in accounts receivable are costs and accrued revenue in excess of amounts billed at the balance sheet date, relating primarily to services provided to customers which have been subsequently billed. Such unbilled amounts approximated $1.1 million and $3.4 million at December 31, 2000 and December 31, 1999, respectively. Included in prepaid expenses and other current assets at December 31, 1999 is approximately $200,000 of amounts retained by customers in accordance with contract terms. No amounts were retained by customers at December 31, 2000. Included in accounts receivable at December 31, 2000 was $3.6 million owed the Company from the sale of the data center operation discussed in Note 3.

NOTE 6 -- LONG-LIVED ASSETS

     Equipment and furniture consists of the following at December 31 (in thousands):

                                                            2000       1999
                                                           -------    -------
Computers and equipment..................................  $ 8,601    $13,146
Furniture and fixtures...................................      842      1,071
Leasehold improvements...................................      721        311
                                                           -------    -------
                                                            10,164     14,528
Accumulated depreciation.................................   (7,212)    (7,489)
                                                           -------    -------
Equipment and furniture, net.............................  $ 2,952    $ 7,039
                                                           =======    =======

     Computers and equipment include equipment under capital lease of approximately $5.0 million and related accumulated amortization of $1.6 million at December 31, 1999. This equipment was in the data center operations which was sold as described in Note 3.

                             DATA DIMENSIONS, INC.

NOTE 7 -- LEASES

     The Company leases facilities and certain equipment under operating leases, some of which contain renewal options. Rent expense was $2.2 million, $2.8 million and $2.6 million in 2000, 1999 and 1998, respectively. Future annual minimum commitments under leases with non-cancelable terms in excess of one year at December 31, 2000, which have not been reduced by minimum sublease revenue of $251,000 are as follows (in thousands):

                                                             OPERATING
                                                              LEASES
                                                             ---------
2001.......................................................   $2,391
2002.......................................................    2,244
2003.......................................................    1,574
2004.......................................................      388
2005.......................................................      319
Thereafter.................................................       19
                                                              ------
Total minimum payments.....................................   $6,935
                                                              ======

NOTE 8 -- INCOME TAXES

     The income tax provision (benefit) consists of the following for the years ended December 31 (in thousands):

                                                           2000       1999      1998
                                                          -------    ------    ------
Current provision (benefit) from continuing operations
  Federal...............................................  $(3,742)   $  864    $4,177
  State.................................................      (35)      119       632
  Foreign...............................................       59       259       182
                                                          -------    ------    ------
                                                           (3,718)    1,242     4,991
Current provision (benefit) from discontinued operations
  Federal...............................................     (291)     (608)      818
  State.................................................       --       (86)      112
                                                          -------    ------    ------
                                                             (291)     (694)      930
                                                          -------    ------    ------
Total current provision (benefit).......................   (4,009)      548     5,921
                                                          -------    ------    ------
Deferred provision (benefit) from continuing
  operations............................................     (643)       32        55
Deferred provision (benefit) from discontinued
  operations............................................      701       (41)      (55)
                                                          -------    ------    ------
                                                               58        (9)       --
                                                          -------    ------    ------
Income tax provision (benefit) from continuing
  operations............................................   (4,361)    1,274     5,046
Income tax provision (benefit) from discontinued
  operations............................................      410      (735)      875
                                                          -------    ------    ------
                                                          $(3,951)   $  539    $5,921
                                                          =======    ======    ======

                             DATA DIMENSIONS, INC.

     The income tax provision (benefit) from continuing operations for the years ended December 31 differed from amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following (in thousands):

                                                           2000       1999      1998
                                                          -------    ------    ------
Tax at U.S. federal income tax rate.....................  $(5,257)   $1,110    $4,379
Effect of merger costs..................................       --        --       249
State income tax........................................      (35)      119       632
Change in valuation allowance...........................      553        18       499
Foreign differences, net................................      190      (114)     (410)
Non-deductible expenses.................................       56       125       115
Other, net..............................................      132        16      (418)
                                                          -------    ------    ------
Income tax provision (benefit)..........................  $(4,361)   $1,274    $5,046
                                                          =======    ======    ======

     Deferred income taxes are comprised of the following at December 31 (in thousands):

                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
  Operating loss carryforwards..............................  $ 1,135    $   980
  Tax-book depreciation.....................................      278        250
  Allowance for doubtful accounts...........................      816        482
  Other.....................................................      159        408
                                                              -------    -------
          Total deferred tax assets.........................    2,388      2,120
  Valuation allowance.......................................   (1,432)    (1,518)
                                                              -------    -------
          Net deferred tax assets...........................      956        602
                                                              -------    -------
Deferred tax liabilities....................................     (546)      (250)
                                                              -------    -------
          Net deferred income taxes.........................  $   410    $   352
                                                              =======    =======

     The Company has recorded net deferred income tax assets, including operating loss carryforwards. Realization of the operating loss carryforwards is dependent on generating sufficient taxable income prior to their expiration. Utilization of operating loss carryforwards following certain changes in ownership is subject to limitations, which may significantly diminish net operating loss carryforwards available to offset future taxable income. A valuation allowance has been established for these operating loss carryforwards. At December 31, 2000, the Company has net operating loss carryforwards available to offset future taxable income of approximately $2.4 million with expiration dates through 2018.

     The Company has recorded a federal income tax receivable of $4.5 million in recognition of a refund that will be generated from carrying back the tax losses generated in 2000 and recapturing taxes paid in 1998 and 1999.

NOTE 9 -- STOCKHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS

     The Company has incentive stock option plans pursuant to which options to purchase shares of the Company's Common Stock may be granted to employees and directors. The plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Options generally vest ratably over four year periods as provided for in each employee's option agreement, and generally expire in the fifth year after the options vest. In 1998, stock options for 400,000 shares were granted outside the Company's stock option plans. Included in this grant, options to purchase 350,000 shares vest ratably over four years and options to purchase 50,000 shares vest after one year. These options, which were issued to one individual upon

                             DATA DIMENSIONS, INC.

the commencement of employment, expire five years after they vest. In 1999, the shareholders voted to increase the number of shares available for issuance under the stock plans by 1,500,000 shares. At December 31, 2000, there were approximately 1,024,836 shares reserved for options to be granted under the plans.

     The following summarizes stock options and warrants transactions (in thousands except per share amounts):

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                        SHARES    PRICE PER SHARE    EXERCISE PRICE
                                                        ------    ---------------    --------------
Outstanding at December 31, 1997......................  1,141     $0.25 to $34.75        $10.06
  Granted.............................................    990     $8.31 to $17.44        $13.67
  Exercised...........................................   (446)    $1.62 to $17.25        $12.09
  Expired or canceled.................................   (163)    $0.87 to $33.56        $10.04
                                                        -----
Outstanding at December 31, 1998......................  1,522     $0.25 to $34.75        $14.89
  Granted.............................................  1,162     $1.50 to $ 8.69        $ 3.60
  Exercised...........................................    (32)    $0.25 to $ 2.00        $ 1.38
  Expired or canceled.................................   (778)    $1.37 to $29.19        $13.20
                                                        -----
Outstanding at December 31, 1999......................  1,874     $0.25 to $34.75        $ 8.79
  Granted.............................................    919     $0.25 to $ 4.00        $ 1.54
  Exercised...........................................     (8)    $1.69 to $ 2.00        $ 1.89
  Expired or canceled.................................   (712)    $0.25 to $34.75        $ 6.41
                                                        -----
Outstanding at December 31, 2000......................  2,073     $0.25 to $33.88        $ 6.38
                                                        =====

     Information relating to stock options at December 31, 2000 is summarized by exercise price as follows (thousands of shares):

                              OUTSTANDING                    EXERCISABLE
                   ---------------------------------   -----------------------
                                WEIGHTED AVERAGE
                            ------------------------               WEIGHTED
 EXERCISE PRICE              LIFE        EXERCISE                  AVERAGE
   PER SHARE       SHARES   (YEARS)       PRICE        SHARES   EXERCISE PRICE
----------------   ------   -------   --------------   ------   --------------
$ 0.25 to $ 1.38     383      6.4         $ 0.93         17         $ 0.94
$ 1.44 to $ 2.56     516      6.8         $ 1.99         29         $ 1.87
$ 3.06 to $ 3.56     460      5.8         $ 3.43        201         $ 3.47
$ 5.06 to $13.25     545      5.7         $12.39        305         $12.48
$13.31 to $33.88     169      5.7         $20.76        111         $21.65
                   -----                                ---
                   2,073      6.1         $ 6.38        663         $10.52

     The weighted average fair value of options granted for the years ended December 31, 2000, 1999 and 1998 are $1.54, $3.08 and $10.08, respectively.
Stock options issued to employees generally have an exercise price not less than the fair value of the Company's Common Stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements.

     Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss)

                             DATA DIMENSIONS, INC.

per share for the years ended December 31, would have been reduced to the pro forma amounts presented below (in thousands, except per share data):

                                                           2000       1999      1998
                                                         --------    ------    ------
Net income (loss)
  As reported..........................................  $ (9,476)   $  843    $9,202
  Pro forma............................................  $(11,676)   $ (827)   $8,021
Earnings (loss) per diluted share
  As reported..........................................  $  (0.70)   $ 0.06    $ 0.69
  Pro forma............................................  $  (0.86)   $(0.06)   $ 0.60

     The fair market value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions:

                                                           2000       1999       1998
                                                          -------    -------    -------
Expected life of options................................  5 years    5 years    5 years
Risk-free interest rate.................................      5.8%       5.6%       5.2%
Dividend yield..........................................        0%         0%         0%
Volatility..............................................      227%        97%        96%

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company has 401(k) plans for those employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their compensation subject to IRS 401(k) limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Total contributions charged to expense for the plans approximated $207,000, $523,000, and $49,000 in 2000, 1999, and 1998, respectively.

NOTE 11 -- SEGMENT REPORTING

     The Company operates in two segments, Quality Assurance and Testing, and Application Development and Maintenance. The description of these segments is included in the description of business in Note 1.

     The Company evaluates its performance and allocates resources based on income from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant

                             DATA DIMENSIONS, INC.

accounting policies in Note 1. The Company's reportable segments are managed separately because they provide different services to the customer. The consulting segment was phased out in 2000(in thousands):

                                           ADM      QA & TEST    CONSULTING    OTHER      TOTAL
                                          ------    ---------    ----------    ------    --------
2000
Revenue.................................  $7,211     $20,575      $ 4,622          --    $ 32,408
Intersegment revenue....................     162          92           --          --         254
Segment profit..........................    (868)      1,721       (1,063)         --        (210)
Non-recurring charges...................      --          --         (136)         --        (136)
1999
Revenue.................................  $1,845     $13,064      $67,811      $7,684    $ 90,404
Intersegment revenue....................      --          --        1,033         520       1,553
Segment profit..........................     412       1,704       15,149        (292)     16,973
Non-recurring charges...................      --          --          618         388       1,006
1998
Revenue.................................      --     $13,720      $84,023      $3,990    $101,733
Segment profit..........................      --        (488)      27,281      (3,517)     23,276

     The Company does not record interest expense, interest income, depreciation, tax provision or assets by segment.

     The total of the segment revenue and income before income taxes does not equal the consolidated results. The following table provides a reconciliation of segment results to the consolidated results from continuing operations (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
REVENUE
External revenue for reportable segments...........  $ 32,408    $ 82,720    $ 97,743
Intersegment revenue for reportable segments.......       254       1,033          --
Other revenue......................................        --       8,204       3,990
Elimination of intersegment revenue................      (254)     (1,553)         --
                                                     --------    --------    --------
Consolidated revenue...............................  $ 32,408    $ 90,404    $101,733
                                                     ========    ========    ========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX
Income from operations for reportable segments.....  $   (210)   $ 17,265    $ 26,793
Other income or loss...............................        --        (292)        284
Unallocated amounts:
  Corporate general, and administrative............   (15,253)    (13,707)    (14,197)
                                                     --------    --------    --------
Consolidated income (loss) from continuing
  operations before income tax.....................  $(15,463)   $  3,266    $ 12,880
                                                     --------    --------    --------

  Significant Customers

     In 2000, 1999 and 1998, one customer accounted for 17, 11 and 25 percent, respectively, of the Company's revenue.

                             DATA DIMENSIONS, INC.

  Geographic Information

     Revenue is generated primarily from customers in the United States. No country outside of the United States represents a significant percent of total revenue. The revenue below is based on the location of the customer (in thousands):

                                                2000       1999        1998
                                               -------    -------    --------
United States................................  $31,392    $84,382    $ 99,438
Foreign......................................    1,016      6,022       2,295
                                               -------    -------    --------
          Total..............................  $32,408    $90,404    $101,733
                                               =======    =======    ========

NOTE 12 -- EARNINGS PER SHARE

     A reconciliation of the basic and diluted earnings per share to the shares used is as follows (in thousands):

                                                            2000      1999      1998
                                                           ------    ------    ------
Weighted average shares outstanding -- basic.............  13,560    13,537    13,347
Weighted effect of dilutive options and warrants.........      --        18        65
                                                           ------    ------    ------
Weighted average shares outstanding -- diluted...........  13,560    13,555    13,412
                                                           ======    ======    ======

     The Company's outstanding options have been considered utilizing the treasury stock method in calculating diluted earnings per share. There were 2.1 million, 1.2 million, and 890,000 options outstanding at December 31, 2000, December 31, 1999 and December 31, 1998, respectively, that were anti-dilutive and excluded from the diluted share calculation.

     As more fully described in Note 2, during 1998 the Company issued approximately 515,000 shares, of its Common Stock in connection with a business combination accounted for as a pooling of interests. All share and per share data presented in these financial statements have been restated on the basis that these shares have been outstanding for all periods presented.

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

     During 1996, the Company's subsidiary in Ireland entered into a grant agreement with Ireland's Industrial Development Authority pursuant to which, under certain conditions, the Company may receive grant monies of up to 1.1 million Irish Pounds (approximately $1.3 million at December 31, 2000). During the years ended December 31, 2000, 1999 and 1998, the Company recognized grant monies of approximately $0, $0, and $272,000, respectively. Pursuant to terms of the grant the Company could have an obligation to repay grant funds in the event that the Company should discontinue its Irish operations prior to the commitment period provided for in the grant agreement, which expires in 2001.

NOTE 14 -- SUBSEQUENT EVENTS

     On January 22, 2001, the Company signed a one year, $10 million loan agreement. The loan agreement provides for up to $7.5 million in borrowing, depending on available assets, with an increase to $10 million upon achieving certain financial milestones. The loan agreement provides for certain financial covenants and borrowings under the loan agreement are secured by the company's assets. In connection with the loan agreement, warrants for 225,000 shares of the Company's Common Stock were issued.

                             DATA DIMENSIONS, INC.

     On March 8, 2001, the Company signed an Agreement and Plan of Reorganization with Lionbridge Technologies, Inc. The agreement calls for the Company to be acquired pursuant to a tax-free exchange of stock. The approximate value of the transaction is $15 million based on the value of the shares on the date of agreement. The transaction must be approved by the Company's stockholders at a special meeting for stockholders which is anticipated to be held on or before July 31, 2001.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     In December 2000, the Company disposed of its data center operation as discussed in Note 3. The quarterly information presented below has been restated to reflect the data center operation as a discontinued operation (in thousands, except per share data):

                                                                 2000
                                   -----------------------------------------------------------------
                                                     QUARTERS ENDED
                                   --------------------------------------------------    YEAR ENDED
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                   --------    -------    ------------    -----------    -----------
Revenue..........................  $ 7,625     $ 8,249      $ 8,995         $ 7,539        $32,408
Gross margin.....................    2,327       2,612        2,855           2,166          9,960
Loss from continuing
  operations.....................   (1,907)     (2,389)      (2,215)         (4,591)       (11,102)
Income (loss) from discontinued
  operations.....................     (370)       (346)        (284)          2,626          1,626
Net loss.........................  $(2,277)    $(2,735)     $(2,499)        $(1,965)       $(9,476)
Loss from continuing operations
  per share......................  $ (0.14)    $ (0.17)     $ (0.16)        $ (0.33)       $ (0.82)
Income (loss) from discontinued
  operations per share...........  $ (0.03)    $ (0.03)     $ (0.02)        $  0.19        $  0.12
Loss per share(c)................  $ (0.17)    $ (0.20)     $ (0.18)        $ (0.14)       $ (0.70)

                                                                 1999
                                   -----------------------------------------------------------------
                                                     QUARTERS ENDED
                                   --------------------------------------------------    YEAR ENDED
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31    DECEMBER 31
                                   --------    -------    ------------    -----------    -----------
Revenue..........................  $28,273     $28,938      $19,641         $13,552        $90,404
Gross margin.....................   13,725      13,037        8,017           5,451         40,230
Income (loss) from continuing
  operations.....................    1,352       1,311       (1,497)(a)         826(b)       1,992
Income (loss) from discontinued
  operations.....................      191         120       (1,183)           (277)        (1,149)
Net income (loss)................  $ 1,542     $ 1,431      $(2,680)(a)     $   550(b)     $   843
Income (loss) from continuing
  operations per share...........  $  0.10     $  0.10      $ (0.11)        $  0.06        $  0.14
Income (loss) from discontinued
  operations per share...........  $  0.01     $  0.01      $ (0.09)        $ (0.02)       $ (0.08)
Earnings (loss) per share(c).....  $  0.11     $  0.11      $ (0.20)(a)     $  0.04(b)     $  0.06

---------------
(a) The third quarter of 1999 included non-recurring charge of $1.2 million, before tax in Income (loss) from continuing operation and $1.9 million, before tax in Net income (loss) and Earnings (loss) per share.

(b) The fourth quarter of 1999 included income from a litigation settlement of $1.9 million, before tax recorded in non-operating income.

(c) Earnings (loss) per share for the year will not necessarily equal the sum of the net income (loss) per share amounts for the quarters due to different weighting of the diluted shares outstanding.

                             DATA DIMENSIONS, INC.

     The quarterly amounts reported above differ from those reported in the Company's Form 10-Q's filed for the respective periods due to the presentation of the discontinued operation. Revenue, gross margin and income (loss) from continuing operations have been restated for all quarters previously reported. Below is a reconciliation from the amounts reported on the Form 10-Q's to the amounts reported herein.

                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     ANNUAL
                                          -------    -------    -------    -------    --------
Revenue -- 2000.........................  $ 7,625    $ 8,249    $ 8,995    $ 7,539    $ 32,408
From discontinued operations............    2,534      2,170      2,132
                                          -------    -------    -------    -------    --------
As previously reported..................   10,159     10,419     11,127      7,539      32,408
Revenue -- 1999.........................   28,273     28,938     19,641     13,552      90,404
From discontinued operations............    3,945      3,341      1,952      2,464      11,702
                                          -------    -------    -------    -------    --------
As previously reported..................   32,218     32,279     21,593     16,016     102,106
Gross margin -- 2000....................    2,327      2,612      2,855      2,166       9,960
From discontinued operations............      (56)      (113)      (166)
                                          -------    -------    -------    -------    --------
As previously reported..................    2,271      2,499      2,689      2,166       9,960
Gross margin -- 1999....................   13,725     13,037      8,017      5,451      40,230
From discontinued operations............      755        609       (873)       (46)        445
                                          -------    -------    -------    -------    --------
As previously reported..................   14,480     13,646      7,144      5,405      40,675
Income (loss) from continuing operations
  2000..................................   (1,907)    (2,389)    (2,215)    (4,591)    (11,102)
  1999..................................    1,352      1,311     (1,497)       826       1,992
Income (loss) from discontinued
  operations
  2000..................................     (370)      (346)      (284)     2,626       1,626
  1999..................................      191        120     (1,183)      (277)     (1,149)
Net income (loss)
  2000..................................   (2,277)    (2,735)    (2,499)    (1,965)     (9,476)
  1999..................................    1,542      1,431     (2,680)       550         843
Income (loss) per share from continuing
  operations -- basic
  2000..................................    (0.14)     (0.17)     (0.16)     (0.33)      (0.82)
  1999..................................     0.10       0.10      (0.11)      0.06        0.14
Income (loss) per share from
  discontinued operations -- basic
  2000..................................    (0.03)     (0.03)     (0.02)      0.19        0.12
  1999..................................     0.01       0.01      (0.09)     (0.02)      (0.08)
Net income (loss) per share -- basic
  2000..................................    (0.17)     (0.20)     (0.18)     (0.14)      (0.70)
  1999..................................     0.11       0.11      (0.20)      0.04        0.06
Income (loss) per share from continuing
  operations -- diluted
  2000..................................    (0.14)     (0.17)     (0.16)     (0.33)      (0.82)
  1999..................................     0.10       0.10      (0.11)      0.06        0.14
Income (loss) per share from
  discontinued operations -- diluted
  2000..................................    (0.03)     (0.03)     (0.02)      0.19        0.12
  1999..................................     0.01       0.01      (0.09)     (0.02)      (0.08)
Net income (loss) per share -- diluted
  2000..................................    (0.17)     (0.20)     (0.18)     (0.14)      (0.70)
  1999..................................     0.11       0.11      (0.20)      0.04        0.06

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (IN THOUSANDS):

                                                 BALANCE AT     CHARGED TO
                                                 BEGINNING      COSTS AND                   BALANCE AT
                 DESCRIPTION                      OF YEAR        EXPENSES     DEDUCTIONS    END OF YEAR
                 -----------                    ------------    ----------    ----------    -----------
Allowance for Doubtful Accounts
Year ended December 31, 1998..................     $  387         $1,015        $    3        $1,399
Year ended December 31, 1999..................     $1,399         $  477        $  591        $1,285
Year ended December 31, 2000..................     $1,285         $2,206        $1,219        $2,272