Form 10-Q
period 2001-03-31
DATA DIMENSIONS INC
filed 2001-05-15
CIK 26990

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   March 31, 2001
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   ------------------------

Commission File Number              0-4748
                      -----------------------------

                              Data Dimensions, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       Delaware                                                     06-0852458
---------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)           (IRS EMPLOYER IDENTIFICATION NO.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,560,972 shares as of April 30, 2001

                              DATA DIMENSIONS, INC.
                                      Index

                                                                                             Page
                                                                                             Number
                                                                                             ------
PART I -- FINANCIAL INFORMATION.

   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets (unaudited) at March 31, 2001 and December 31, 2000     3

           Consolidated Statements of Operations (unaudited) for the three month periods
               ended March 31, 2001 and 2000                                                   4

           Consolidated Statements of Comprehensive Income (unaudited) for the three month
               periods ended March 31, 2001 and 2000                                           4

           Consolidated Statements of Cash Flows (unaudited) for the three month periods
               ended March 31, 2001 and 2000                                                   5

           Notes to Consolidated Financial Statements (unaudited)                              6

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                                      7

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                           8

PART II -- OTHER INFORMATION.

   Item 6. Exhibits and Reports on Form 8-K.                                                   8

SIGNATURES                                                                                     9

PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                              DATA DIMENSIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)


                                                              March 31,       December 31,
                                                                2001             2000
                                                              ---------       ------------
Current assets:
  Cash and cash equivalents                                   $  1,932         $  2,110
  Accounts receivable, net                                       7,539           11,523
  Income tax receivable                                          4,809            4,500
  Prepaid and other current assets                               1,065              973
  Deferred income taxes                                             --              130
                                                              --------         --------
       Total current assets                                     15,345           19,236

Equipment and furniture, net                                     2,924            2,952
Deferred income taxes                                               --              280
Other assets                                                       660              667
                                                              --------         --------
       Total assets                                           $ 18,929         $ 23,135
                                                              ========         ========

Current liabilities:
  Accounts payable                                            $    861         $  1,057
  Accrued compensation and commissions                           1,404            1,638
  Other accrued liabilities                                        546            1,393
                                                              --------         --------
        Total current liabilities                                2,811            4,088

Other long term liabilities                                        198              192
                                                              --------         --------
        Total liabilities                                        3,009            4,280
                                                              --------         --------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Common stock, $.001 par value; 20,000 shares
    authorized; 13,673 issued in 2001 and 2000                      14               14
  Additional paid in capital                                    24,844           24,775
  Treasury stock, at cost; 112 shares in 2001 and 2000          (3,034)          (3,034)
  Cumulative comprehensive loss                                   (550)            (371)
  Accumulated deficit                                           (5,354)          (2,529)
                                                              --------         --------
       Total stockholders' equity                               15,920           18,855
                                                              --------         --------
Total liabilities and stockholders' equity                    $ 18,929         $ 23,135
                                                              ========         ========


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                  Three Month Periods
                                                                     Ended March 31,
                                                                 2001             2000
                                                               --------         --------
Revenue                                                        $  6,452         $  7,625

Direct costs                                                      4,494            5,298
                                                               --------         --------

Gross margin                                                      1,958            2,327

Selling, general and administrative expenses                      4,591            5,500
                                                               --------         --------

Loss from operations                                             (2,633)          (3,173)

Other (income) expense, net                                          62              (47)
                                                               --------         --------

Loss from continuing operations before income tax                (2,695)          (3,126)
Income tax expense (benefit) from continuing operations             130           (1,219)
                                                               --------         --------

Loss from continuing operations, net of tax                      (2,825)          (1,907)

Loss from discontinued operations, net of tax                        --             (370)
                                                               --------         --------
Net loss                                                       $ (2,825)        $ (2,277)
                                                               ========         ========

Loss per share-basic
    From continuing operations                                 $  (0.21)        $  (0.14)
    From discontinued operations                                     --            (0.03)
                                                               --------         --------
                                                               $  (0.21)        $  (0.17)
                                                               ========         ========
Loss per share-diluted
    From continuing operations                                 $  (0.21)        $  (0.14)
    From discontinued operations                                     --            (0.03)
                                                               --------         --------
                                                               $  (0.21)        $  (0.17)
                                                               ========         ========

Weighted average shares outstanding - basic                      13,561           13,557
Weighted average shares outstanding - diluted                    13,561           13,557


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

Net loss                                                       $(2,825)        $(2,277)
Other comprehensive loss - foreign currency translation
    adjustments                                                   (179)            (25)
                                                               -------         -------

Comprehensive loss                                             $(3,004)        $(2,302)
                                                               =======         =======



The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                    Three Month Periods
                                                                      Ended March 31,
                                                                   2001            2000
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (2,825)        $ (2,277)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                     464            1,395
    Deferred income tax expense (benefit)                             410             (200)
    Other non cash items                                               75             (170)
    Changes in certain operating assets and liabilities
      Accounts receivable                                             384            4,617
      Income tax receivable                                          (309)           1,064
      Prepaid and other assets                                        (85)            (483)
      Accounts payable                                               (196)            (275)
      Accrued compensation and commissions                           (234)          (1,403)
      Other accrued liabilities                                      (847)            (343)
    Other                                                            (179)             (17)
                                                                 --------         --------
Net cash provided by (used in) operating activities                (3,342)           1,908
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture                                 (436)            (620)
Proceeds from sale of discontinued operations                       3,600               --
Proceeds from sale of equipment and furniture                          --               36
                                                                 --------         --------
Net cash provided by (used in) investing activities                 3,164             (584)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                   --             (467)
Proceeds from issuance of common stock                                 --               10
                                                                 --------         --------
Net cash used in financing activities                                  --             (457)
                                                                 --------         --------

Net increase (decrease) in cash and cash equivalents                 (178)             867

Cash and cash equivalents, beginning of period                      2,110           10,390
                                                                 --------         --------

Cash and cash equivalents, end of period                         $  1,932         $ 11,257
                                                                 ========         ========

Cash paid during the period for:
    Interest                                                     $      6         $     76
    Income taxes                                                 $     --         $      3


The accompanying notes are an integral part of these financial statements.

                              DATA DIMENSIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: Business and Basis of Presentation

Business

Data Dimensions, Inc. and its subsidiaries ("Data Dimensions" or the "Company") provide comprehensive outsourced software quality assurance and test solutions and application development and maintenance services. From 1991 through 1999, the Company derived the majority of its revenue by providing solutions specifically related to the millennium date change ("Y2K"). From 1997 until 2000 the Company provided data center outsourcing services. This operation was sold in December 2000.

On March 8, 2001, the Company signed an Agreement and Plan of Reorganization with Lionbridge Technologies, Inc., as amended on March 16, 2001. The agreement calls for the Company to be acquired pursuant to an exchange of the Company's common stock for shares of common stock of Lionbridge. The approximate value of the transaction is $15 million based on the value of the shares on the date of agreement. The transaction must be approved by the Company's stockholders at a special meeting for stockholders which is scheduled to be held on June 21, 2001.

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

The financial information included herein for the three month periods ended March 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from the Company's audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto, which are included in the Company's 2000 Annual Report on Form 10-K.

The results of operations for the 2001 interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any future interim period, and the Company makes no representation related thereto.

Certain amounts have been reclassified in the prior period financial statements to conform with the current period presentation.

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

For the three months ended March 31, 2001 and 2000, respectively, options and warrants to purchase 2,095 and 1,881 common shares at prices of $0.25 to $33.88 and $0.25 to $34.75 were excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the discussion and analysis presented in the Company's 2000 Annual Report on Form 10-K.

On March 8, 2001, the Company signed an Agreement and Plan of Reorganization with Lionbridge Technologies, Inc., as amended on March 16, 2001. The agreement calls for the Company to be acquired pursuant to an exchange of the Company's common stock for shares of common stock of Lionbridge. The approximate value of the transaction is $15 million based on the value of the shares on the date of agreement. The transaction must be approved by the Company's stockholders at a special meeting for stockholders which is scheduled to be held on June 21, 2001.

Results of Operations

Revenue of $6.5 million in the first quarter ended March 31, 2001 declined 15 percent from revenue of $7.6 million in the quarter ended March 31, 2000. The decrease resulted primarily from a reduction in consulting services, including Year 2000 remediation services of $1.0 million. The quarter ended March 31, 2001 also reflected a decline in Internet-related testing services.

Direct costs decreased 15 percent in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 in response to reduced revenue levels. Gross margin as a percentage of revenue was flat at 30 percent in each quarter. Gross margin remains below expected levels due to lower utilization of technical personnel.

Selling, General and Administrative expenses decreased 17 percent in the quarter ended March 31, 2001 compared to the prior year period. The decrease was primarily due to a lower number of employees and employee related costs.

Other (income) expense recorded in 2001 consisted of financing related costs partially offset by interest income. In 2000, other (income) expense reflected net interest income.

In the quarter ended March 31, 2001 the Company's tax losses were not able to be carried back and therefore no tax benefit was recorded. The 2001 tax expense is related to the Company's foreign operations and adjustments to the deferred tax asset valuation allowance. The Company's annual effective tax rate was 39 percent in the quarter ended March 31, 2000. In 2000, the tax benefit was recorded due to the availability of tax loss carrybacks for taxes paid in 1998 and 1999.

Liquidity and Capital Resources

At March 31, 2001, the Company had $12.5 million of working capital, of which $1.9 million was cash and cash equivalents. Accounts receivable decreased $4.0 million from December 31, 2000, resulting in an improvement in cash flow from operating activities. The primary cause of the decrease was the receipt in January of $3.6 million which represented the final payment from the sale of the Company's data center operations on December 28, 2000. The Company incurred continuing operating losses during the quarter ended March 31, 2001 and, as a result, cash was reduced during the quarter. The Company has filed for a $4.8 million income tax refund that resulted from carrying back the tax losses incurred in 2000 against taxes paid in 1998 and 1999. The Company cannot predict when the refund will be received.

The Company has a $10 million, asset backed line of credit with a commercial bank available for periodic working capital needs. The amount of available credit is dependent on the level of assets and other financial criteria. Given the anticipated tax refund, the availability of the line of credit and the pending merger with Lionbridge Technologies, Inc. the Company expects to meet its short term cash requirements. If the Lionbridge merger is terminated, the Company will need to significantly reduce its expenses and return to profitability in order to meet its long term cash requirements.

Forward-Looking Statements and Associated Risks

The foregoing and the discussion and analysis presented in the Company's 2000 Annual Report on Form 10-K contains certain forward-looking statements, including, among others, (i) anticipated trends in the Company's financial condition and results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategies for expanding its presence in the computer services industry (including expanding the number of testing services offered, geographic expansion, gaining additional business from individual client organizations, and securing technology partnerships); and (iii) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the overall demand for Information Technology consulting services and specifically customer demand for outsourced testing and quality assurance services; (ii) the Company's ability to keep pace with rapidly changing technology and to develop new service offerings; (iii) the Company's dependence on its clients' product release cycles; (iv) the absence of long-term contracts and the impact on the Company of the loss of a major client; (v) unanticipated working capital or other cash requirements; (vi) the Company's ability to attract and retain qualified technical personnel; (vii) the successful completion of any business combination; and, (viii) various competitive factors that may prevent the Company from competing successfully in the marketplace. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K will, in fact, transpire.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        Not Applicable.



PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) There are no exhibits filed as a part of this report.

   (b) Reports on Form 8-K filed during the quarter ended March 31, 2001.

        - Form 8-K filed on January 12, 2001, reported the sale of the Company's data center operation on December 28, 2000 to Acxiom Corporation.

        - Form 8-K filed on March 13, 2001 reported the signing of the Agreement and Plan of Reorganization between the Company, Lionbridge Technologies, Inc. and Diamond Acquisition Corp., dated March 8, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            Data Dimensions, Inc.
                                            (Registrant)


                         May 15, 2001       /s/ Laurence C. Leslie
                         ------------       ------------------------------------
                            Date            Laurence C. Leslie, Executive
                                            Vice President, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial and Accounting Officer.)